Form 10QSB
period 1997-06-30
CLEARVIEW CINEMA GROUP INC
filed 1997-09-26
CIK 1038754

DRAFT 9/26/97

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


        / X /     QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE   SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                  TRANSITION REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM       TO
                                                    -----    -----

Commission file number  001-13187

                          CLEARVIEW CINEMA GROUP, INC.
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


                Delaware                               22-3338356
    (STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)

                                 7 Waverly Place
                            Madison, New Jersey 07940
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                      (201) 377-4646
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

      Check  whether the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes /  /   No / X /

APPLICABLE ONLY TO CORPORATE ISSUERS:

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,108,800 shares of common stock were outstanding as of September 15, 1997

Transitional Small Business Disclosure Format (check one): Yes /   /   No  / X /


                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


                  CLEARVIEW CINEMA GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                    DECEMBER 31,        JUNE 30,
                                                        1996               1997
                                                    --------------  ------------
                                                                     (UNAUDITED)
ASSETS
CURRENT ASSETS:
     Cash                                            $   751,345     $   758,237
     Inventories                                          45,102          49,010
     Other current assets                                 34,866         159,871
                                                     -----------     -----------
        Total current assets                             831,313         967,118
                                                     -----------     -----------

PROPERTY AND EQUIPMENT, LESS ACCUMULATED
DEPRECIATION                                          11,412,217      12,217,716
                                                     -----------     -----------

OTHER ASSETS:
    Intangible assets, less accumulated
       amortization                                    2,711,518       2,581,536
     Project acquisition costs                           434,326         415,495
     Escrow deposits                                     294,529         294,529
     Deferred offering costs                                --           163,285
     Security deposits and other assets                   76,641          94,703
                                                     -----------     -----------
                                                       3,517,014       3,549,548
                                                     -----------     -----------

                                                     $15,760,544     $16,734,382
                                                     ===========     ===========


See accompanying notes to consolidated financial statements.

                  CLEARVIEW CINEMA GROUP, INC. AND SUBSIDIARIES


                                                    DECEMBER 31,       JUNE 30,
                                                       1996              1997
                                                     -----------     -----------
                                                                     (UNAUDITED)


LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
     Current maturities of long-term debt          $    835,650    $    661,382

     Current maturities of subordinated notes
       payable:
        Related parties                                 479,986         487,947
     Accounts payable and accrued expenses            1,226,502       1,584,011
                                                   ------------    ------------
         Total current liabilities                    2,542,138       2,733,340
                                                   ------------    ------------

LONG-TERM LIABILITIES:
     Long-term debt, less current maturities          7,742,611      10,118,474
     Subordinated notes payable, less current
        maturities:
        Related parties                                 593,882         598,354

        Other                                           600,000         600,000
                                                   ------------    ------------
                                                      8,936,493      11,316,828
                                                   ------------    ------------
COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK AT
   REDEMPTION PRICE                                   2,132,294       2,875,608
                                                   ------------    ------------
REDEEMABLE COMMON STOCK AT
   REDEMPTION PRICE                                     357,305         357,305
                                                   ------------    ------------
STOCKHOLDERS' EQUITY (DEFCIENCY):
     Undesignated Preferred Stock:
        Authorized 2,498,697 shares, issued and
         outstanding - none                                --              --
                                                   ------------    ------------
      Class A Preferred Stock, par value $.01,
        authorized  1,303 shares; outstanding
        779 shares                                            8               8
     Common Stock, par value $.01, authorized
       10,000,000 shares; outstanding 832,800
       shares                                             8,328           8,328
     Additional paid-in capital                       4,827,096       3,827,096
     Accumulated deficit                               (553,519)     (1,151,218)
     Less: Redemption price of redeemable stock      (2,489,599)     (3,232,913)
                                                   ------------    ------------
         Total stockholders' equity (deficiency)      1,792,314        (548,699)
                                                   ------------    ------------
                                                   $ 15,760,544    $ 16,734,382
                                                   ============    ============

See accompanying notes to consolidated financial statements.

                      CLEARVIEW CINEMA GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                 THREE MONTHS ENDED
                                   ---------------------------------------------
                                              JUNE 30,             JUNE 30, 1997
                                         1996            1997         PRO FORMA
                                     ----------       ----------     (NOTE 3)

THEATER REVENUES:
  Box office                          $ 1,069,990    $ 1,996,644    $ 2,756,685
  Concession                              324,531        593,835        825,273
  Other                                    13,820         91,396        150,004
                                      -----------    -----------    -----------
                                        1,408,341      2,681,875      3,731,962
                                      -----------    -----------    -----------

OPERATING EXPENSES:
   Film rental and booking fees           506,948        992,574      1,287,080
   Cost of concession sales                54,122        106,029        152,936
   Theater operating expenses             560,213      1,228,805      1,655,759
   General and administrative
    expenses                              132,075        212,912        230,227
   Depreciation and amortization          106,032        384,696        482,723
                                      -----------    -----------    -----------
                                        1,359,390      2,925,016      3,808,725
                                      -----------    -----------    -----------

OPERATING INCOME (LOSS)                    48,951       (243,141)       (76,763)

INTEREST EXPENSE                          115,598        365,180        426,297
                                      -----------    -----------    -----------
NET LOSS                              $   (66,647)   $  (608,321)   $  (503,060)
                                      ===========    ===========    ===========

WEIGHTED AVERAGE COMMON SHARES
   SHARES AND EQUIVALENTS
   OUTSTANDING                          1,797,000      1,797,000      2,731,300
                                      ===========    ===========    ===========

 NET LOSS PER COMMON SHARE           $       (.04)       $ (.34)        $ (.18)
                                      ============        ======         ======





See accompanying notes to consolidated financial statements.

                  CLEARVIEW CINEMA GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                SIX MONTHS ENDED
                                   ---------------------------------------------
                                             JUNE 30,              JUNE 30, 1997
                                      1996           1997           PRO FORMA
                                  ----------       ----------        (NOTE 3)

THEATER REVENUES:
  Box office                          $ 1,851,063    $ 4,708,854    $ 6,430,082
  Concession                              550,956      1,337,821      1,848,082
  Other                                    19,325        141,135        238,981
                                      -----------    -----------    -----------
                                        2,421,344      6,187,810      8,517,145
                                      -----------    -----------    -----------

OPERATING EXPENSES:
   Film rental and booking fees           852,359      2,188,700      2,965,784
   Cost of concession sales                87,219        221,278        304,835
   Theater operating expenses           1,023,237      2,448,960      3,353,262
   General and administrative
     expenses                             227,600        404,718        441,923
   Depreciation and amortization          141,906        797,707        990,876
                                      -----------    -----------    -----------
                                        2,332,321      6,061,363      8,056,680
                                      -----------    -----------    -----------

OPERATING INCOME                           89,023        126,477        460,465

INTEREST EXPENSE                          170,064        724,146        864,263
                                      -----------    -----------    -----------

NET LOSS                              $   (81,041)   $  (597,699)   $  (403,798)
                                      ===========    ===========    ===========

WEIGHTED AVERAGE COMMON SHARES
   SHARES AND EQUIVALENTS
   OUTSTANDING                          1,797,000      1,797,000      2,731,300
                                      ===========    ===========    ===========


 NET LOSS PER COMMON SHARE            $      (.05)   $      (.33)   $      (.15)
                                      ===========    ===========    ===========




See accompanying notes to consolidated financial statements.

                  CLEARVIEW CINEMA GROUP, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                         SIX MONTHS ENDED JUNE 30, 1997
                                   (UNAUDITED)

                                                                      ADDITIONAL
                             PREFERRED STOCK          COMMON STOCK     PAID-IN     ACCUMULATED
                            SHARES     AMOUNT      SHARES     AMOUNT   CAPITAL       DEFICIT
                           --------   ---------   ---------  -------- ----------- --------------

BALANCES,
JANUARY 1, 1997                779     $8       832,800       $8,328     $4,827,096    $(553,519)


SIX MONTHS ENDED
  JUNE 30, 1997:
   Repurchase of warrants
   held by lender                                                       (1,000,000)
   Net loss                    --        --          --          --            --        (597,699)
                            -----     ------   --------      ------      ---------     -----------
 BALANCES, JUNE 30, 1997     779       $8       832,800      $8,328    $ 3,827,096    $(1,151,218)
                            ====      =======   ========      ======     =========     ==========




See accompanying notes to consolidated financial statements.

                      CLEARVIEW CINEMA GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS



                                                SIX MONTHS ENDED JUNE 30,
                                           ------------------------------------
                                                     1996               1997
                                                  -----------        ---------
                                                         (UNAUDITED)

 CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                         $   (81,041)   $  (597,699)

    Adjustments to reconcile net loss to net
      cash flows from operating activities:
       Depreciation and amortization                     141,906        797,707
       Amortization of debt discount                       7,022         87,649
       Changes in operating assets and
          liabilities:
        Inventories                                      (17,537)        (3,908)
        Other current assets                               1,759       (125,005)
        Security deposits and other assets               (19,433)           769
        Accounts payable and accrued
          liabilities                                    417,487        378,013
                                                     -----------    -----------
            Net cash flows from operating
              activities                                 450,163        537,526
                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                  (370,763)    (1,392,692)

    Purchase of property and equipment upon
       acquisition of theaters
                                                      (4,800,000)          --
    Purchase of intangible assets                       (200,000)      (101,036)
                                                     -----------    -----------

            Net cash flows from investing
              activities                              (5,370,763)    (1,493,728)
                                                     -----------    -----------

CASH FLOW FROM FINANCING ACTIVITIES:
    Proceeds from long term debt                       3,553,104      1,550,000
    Payments on long term debt                           (10,000)      (423,621)
    Proceeds from issuance of preferred stock          1,750,000           --
    Payments on option                                   (80,000)          --
    Costs related to issuance of preferred
      stock                                             (154,911)          --
    Deferred offering costs                                 --         (163,285)
    Dividends paid                                       (10,000)          --
                                                     -----------    -----------
           Net cash flows from financing
             activities                                5,048,193        963,094
                                                     -----------    -----------

NET CHANGE IN CASH                                       127,593          6,892

CASH, BEGINNING OF PERIOD                                176,203        751,345
                                                     -----------    -----------

CASH, END OF PERIOD                                  $   303,796    $   758,237
                                                     ===========    ===========


See accompanying notes to consolidated financial statements.

                  CLEARVIEW CINEMA GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                     SIX MONTHS ENDED JUNE 30,

                                                        1996            1997
                                                     -----------    ------------
                                                             (UNAUDITED)

SUPPLEMENTAL CASH FLOW INFORMATION:

   Interest paid                                     $      170,064   $  577,080
                                                     ==============   ==========
   Income taxes paid                                 $        2,814   $    1,871
                                                     ==============   ==========

Non-cash investing and financing activities:

   Conversion of subordinated note
    payable - related party into common stock        $       80,000   $     --
                                                     ==============   ==========

   Common stock issued for purchase of assets        $     1,110,00   $     --
                                                     ==============   ==========
   Warrants repurchased through issuance
     of debt                                         $         --     $1,000,000
                                                     ==============   ==========



See accompanying notes to consolidated financial statements.

                      CLEARVIEW CINEMA GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1--BASIS OF PRESENTATION:

      The balance sheet at December 31, 1996 has been derived from the audited balance sheet contained in the Registration Statement on Form SB-2 (File No. 333-27819) (as amended, the " Form SB-2") of Clearview Cinema Group, Inc. (the "Company") which became effective on August 12, 1997 and is presented for comparative purposes. All other financial statements are unaudited. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for all periods presented, have been made. Results of operations for interim periods are not necessarily indicative of the operating results for a full year.


      Footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. The financial statements in this report should be read in conjunction with the financial statements and notes thereto included in the Form SB-2.

NOTE 2--STOCKHOLDERS' EQUITY:

      STOCK SPLIT - In May 1997, the Company's Board of Directors approved a 600 to 1 stock split which was subsequently effected in August 1997. Such stock split has been retroactively reflected in the accompanying consolidated financial statements.

      REDEMPTION RIGHTS - A certain common stockholder had the right to sell its shares of the Company's Common Stock, $.01 par value (the "Common Stock"), to the Company for a 30-day period commencing in 2002 at a redemption price based upon a formula. If such stockholder did not exercise that right, the Company had the right to purchase those shares of Common Stock from such stockholder for the 90-day period commencing after the expiration of that 30-day period at a price based upon the same formula. Such stockholder and the Company agreed to terminate those rights upon consummation of the Company's initial public offering (the "Offering"), which occurred in August 1997.

      The holder of the outstanding shares of the Company's Class A Convertible Preferred Stock, $.01 par value (the "Class A Preferred Stock"), had the right, exercisable on or after June 1, 2001, to sell to the Company all of those shares or the shares of Common Stock into which they had been converted at a redemption price determined in accordance with a specified formula. Such holder agreed to terminate this right upon consummation of the Offering.

      The Company reports this redeemable stock at the current redemption value separately between liabilities and stockholders' equity, since redemption is outside of the Company's control. A corresponding reduction is made to stockholders' equity, as the equivalent of treasury stock. The per share redemption value of the Class A Preferred Stock is based on the greater of gross revenues (as defined) or six times theater operating income before general and administrative expenses, interest and taxes for the preceding twelve months divided by the number of shares of Common Stock issued and, as if converted or exercised, all convertible securities, options, warrants and similar instruments. The redemption value of the Common Stock is based on book value per share computed on a fully diluted basis.

      The termination of these two redemption rights upon consummation of the Offering will result in a reclassification of the respective redemption values to stockholders' equity. On a pro-forma basis at June 30, 1997, the effect of such terminations would have been an increase in stockholders' equity of $3,232,913 to $2,684,214.

NOTE 3--SUBSEQUENT EVENTS:

      INITIAL PUBLIC OFFERING - On August 22, 1997, the Offering was consummated and the Company sold 1,000,000 shares of Common Stock. Gross proceeds totaled $8,000,000 and net proceeds to the Company, after expenses of the Offering, totaled approximately $6,300,000. Subsequently, the Company's underwriters exercised their over-allotment option to purchase 150,000 additional shares of Common Stock, resulting in additional gross and net proceeds to the Company of $1,200,000 and $1,074,000, respectively.

      CREDIT AGREEMENT - The Company entered into an amended and restated credit agreement (the "Credit Facility") with The Provident Bank on September 12, 1997. The Credit Facility consists of a $1.0 million revolving credit facility, a term loan facility of $14.0 million used to refinance existing term loans of $10.4 million and for $3.6 million of new term loans of which $1.95 million was used to finance part of the purchase price for five theaters acquired from United Artists Theatre Circuit, Inc. ("United Artists"), and a term loan facility of up to $15.0 million to finance future capital expenditures and acquisitions. The interest rate on all loans under the Credit Facility is 1/2% to 1% over that lender's prime rate depending upon certain financial ratios of the Company. Principal is to be paid quarterly and interest is payable monthly in arrears. The final maturity of all term loans will be on the fifth anniversary of the Credit Facility. The loans under the Credit Facility are collateralized by substantially all of the assets of the Company and its subsidiaries.

      ACQUIRED THEATERS - On September 12, 1997, the Company completed the acquisition of five theaters from United Artists (the "UA Acquisition") for a purchase price of $8.65 million in cash, which was provided by the proceeds of the Offering and under the Credit Facility. The completion of this transaction raises the Company's total number of theaters to 22 and its screen count to 83.

      The Company believes that its capital needs for the acquisition, renovation and development of additional theaters for the next 12 to 18 months will be met by means of the Credit Facility, from internally- generated cash flow and from the net proceeds from possible future debt or equity offerings.

      The unaudited pro forma results of operations included in this report have been prepared as if the Company's 1996 and 1997 acquisitions occurred as of the beginning of the respective periods after giving effect to certain adjustments, including increased depreciation expense and increased interest expense on acquisition debt. The pro forma results have been prepared for informational purposes only and do not purport to indicate the results of operations (i) that actually would have occurred had the acquisitions been consummated on the dates indicated or (ii) that may occur in the future. The pro forma results of operations (unaudited) for the six and three months ended June 30, 1997 are presented on the face of the Statements of Operations, together with the respective historical results of operations.

      Unaudited condensed pro forma results of operations for the six months ended June 30, 1996 are summarized below:

                                          JUNE 30, 1996
                                          -------------
                                           (UNAUDITED)

            Revenues                      $ 8,389,864
                                            =========
            Net loss                      $   564,235
                                            =========
            Net loss per share            $      (.21)
                                                 =====


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

      THE FOLLOWING DISCUSSION AND ANALYSIS OF THE COMPANY'S RESULTS OF OPERATIONS AND FINANCIAL CONDITION SHOULD BE READ IN CONJUNCTION WITH THE INFORMATION SET FORTH IN THE UNAUDITED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE HEREIN AND THE AUDITED FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED IN THE SB-2, WHICH BECAME EFFECTIVE ON AUGUST 12, 1997.

OVERVIEW

      The Company has achieved significant growth in theaters and screens since its formation in December 1994. From inception, when the Company acquired the right to operate four theaters with eight screens, through September 12, 1997 the Company has acquired the right to operate 18 theaters with 69 screens and has added six screens to two existing theaters. The Company expects that its future revenue growth will be derived primarily from the operation of additional theaters, the development of new theaters and adding screens to existing theaters. The Company has had no theater closings since inception.

      The Company's revenues are predominantly generated from box office receipts, concession sales and on-screen advertising. Direct theater costs include film rental and booking fees and the cost of concessions. Other theater operating expenses consist primarily of theater labor and related fringe benefit costs and occupancy costs (including rent and/or real estate taxes, utilities, repairs and maintenance, cleaning costs and supplies). Film rental costs are directly related to the popularity of a film and the length of time since that film's release. Film rental costs generally decline as a percentage of box office receipts the longer a film has been showing. As certain concession items, such as fountain drinks and popcorn, are purchased in bulk and not prepackaged for individual servings, the Company has significant gross profit margins on those items.

      The  Company   believes   that  any  future   increases  in  minimum  wage
requirements or negotiated increases in union wages will not significantly increase its theater operating expenses as a percentage of total revenues.

      General and administrative expenses consist primarily of corporate overhead costs, such as management and office salaries and related fringe benefits costs, professional fees, insurance costs and general office expenses. The Company believes that its current internal controls and management information system will allow the Company to expand its number of screens without incurring proportionate increases in general and administrative expenses.

      In September 1995, the Company acquired the right to operate three theaters with 11 screens in Nassau County, New York in an all-cash transaction. In May 1996, the Company purchased the leaseholds of four theaters with 19 screens in New York and New Jersey for a combination of stock and cash. In July 1996, Clearview purchased the leaseholds of two theaters with seven screens in Westchester County, New York for cash. In December 1996, Clearview acquired two more theaters with the underlying real estate and the leasehold of another theater with a total of 13 screens in Bergen County, New Jersey for cash. In September 1997, Clearview acquired three theaters with the underlying real estate and the leaseholds of two additional theaters. These five theaters have a total of 14 screens and are located in Wayne, New Jersey and Bronxville, Larchmont, Mamaroneck and New City, New York. The total purchase price of $8.65 million was paid using the proceeds from the Offering and financing from the Credit Facility.

COMPARATIVE QUARTERLY RESULTS

      TOTAL REVENUES. Total revenues for the six and three months ended June 30, 1997 were $6,187,810 and $2,681,875, respectively, as compared to $2,421,344 and
$1,408,341 for the six and three months ended June 30, 1996, respectively. The increases in revenues of 155.6% and 90.4%, respectively, are principally attributable to an increase in attendance to 891,553 attendees in the six months ended June 30, 1997 from 347,621 attendees in the six months ended June 30, 1996, and an increase in attendance to 351,805 attendees in the three months ended June 30, 1997 from 197,500 attendees in the three months ended June 30, 1996. The increase in attendance occurred principally because of the addition of 39 screens during 1996.

      FILM RENTAL AND BOOKING FEES. Film rental and booking fees increased by 156.8% and 95.8% to $2,188,700 and $992,574 for the six and three months ended June 30, 1997, respectively, from $852,359 and $506,948 for the six and three months ended June 30, 1996, respectively. As a percentage of box office receipts, film rentals and booking fees were 46.5% for the six months ended June 30, 1997 as compared to 49.7% for the six months ended June 30, 1996. Such costs were 49.5% of box office receipts for the three months ended June 30, 1997, as compared to 47.4% for the same 1996 period. See "Operating Income (Loss)" below for additional information.

      COST OF CONCESSION SALES. Cost of concession sales increased by 153.7% and 95.9% to $221,278 and $106,029 for the six and three months ended June 30, 1997, respectively, from $87,219 and $54,122 for the six and three months ended June 30, 1996, respectively. As a percentage of concession revenues, the cost of concession sales were 16.5% and 17.9% for the six and three months ended June 30, 1997, respectively, compared to 15.8% and 16.7% for the six and three months ended June 30, 1996, respectively.

            THEATER OPERATING EXPENSES. Theater operating expenses increased by 139.3% and 119.3% to $2,448,960 and $1,228,805 for the six and three months ended June 30, 1997, respectively, from $1,023,237 and $560,213 for the six and three months ended June 30, 1996, respectively. This increase is attributable solely to the nine theaters acquired in 1996, which acquisitions occurred during the second, third and fourth quarters of 1996. As a percentage of total revenues, theater operating expenses decreased to 39.6% and increased to 45.8% for the six and three months ended June 30, 1997, respectively, compared to 42.3% and 39.8% for the six and three months ended June 30, 1996, respectively. The decrease for the six-month period, as a percentage of total revenues, is primarily due to the Company's efficient management of its variable costs and the lower average per-theater fixed costs, such as occupancy costs, taxes and common area maintenance costs, of the theaters acquired in 1996 as compared to the Company's other theaters.

      GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by 77.8% and 61.2% to $404,718 and $212,912 for the six and three months ended June 30, 1997, respectively, from $227,600 and $132,075 for the six and three months ended June 30, 1996, respectively. The increase is due principally to the hiring of additional personnel and increases in salaries resulting from the transition from seven locations and 21 screens at the beginning of 1996 to 16 locations and 60 screens at the beginning of 1997. As a percentage of total revenues, however, general and administrative expenses decreased to 6.5% and 7.9% for the six and three months ended June 30, 1997, respectively, from 9.4% for the six and three months ended June 30, 1996. The decrease, as a percentage of total revenues is due primarily to the Company's internal controls and management information system which allowed the Company to expand its number of screens without incurring proportionate increases in general and administrative expenses.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased by 462.1% and 262.8% to $797,707 and $384,696 for the six and three months ended June 30, 1997, respectively, from $141,906 and $106,032 for the six and three months ended June 30, 1996, respectively. The increase was primarily a result of the acquisition of the nine theaters acquired in the second, third and fourth quarters of 1996, which significantly increased the Company's depreciable and amortizable assets.

      OPERATING INCOME (LOSS) - Operating income increased for the six months ended June 30, 1997 by 42.1% to $126,477 and decreased for the three months ended June 30, 1997 by 596.7% to an operating loss of $243,141. Operating income was $89,023 and $48,951 for the six and three months ended June 30, 1996, respectively. As a percentage of total revenues, operating income (loss) was 2.0% and (9.1)% for the six and three months ended June 30, 1997 and 3.7% and 3.5% for the six and three months ended June 30, 1996, respectively. The fluctuations were primarily a result of the films available for exhibition during the three-month period ended June 30, 1997.

      As discussed above, film rental and booking fees (as a percentage of box office receipts) for the three months ended June 30, 1997 increased to 49.7% from 47.4% in the similar 1996 period. Such increase in costs and related decrease in operating income is attributable to the selection of films released during the second quarter of 1997. A number of films released during the second quarter of 1997 experienced successful opening weekends but were unable to sustain the popularity to generate significant box office receipts thereafter. As film exhibitors incur much greater film rental fees for the opening weeks of a film's release when compared to the fees incurred for later weeks, this trend resulted in the increase in film cost for the Company and the entire motion picture exhibition industry.

      INTEREST EXPENSE. Interest expense increased by 325.8% and 215.9% to $724,146 and $365,180 for the six and three months ended June 30, 1997, respectively, from $170,064 and $115,598 for the six and three months ended June 30, 1996, respectively. The increase was attributable to the significant increase in the Company's total debt during the second, third and fourth quarters of 1996, which was primarily incurred in connection with the Company's acquisitions during that year.

      NET LOSS. Net loss increased to $597,699 and $608,321 for the six and three months ended June 30, 1997, respectively, from $81,041 and $66,647 for the six and three months ended June 30, 1996, respectively. The increase in the net loss was primarily a result of the films available for exhibition during the two periods, as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

      The Company derives substantially all of its revenues from box office receipts and concession sales and, therefore, benefits from the fact that it has, in effect, no accounts receivable and minimal inventory requirements. The Company's most significant operating expenses, film rental and booking fees, are not typically paid to distributors until 30 to 45 days following the receipt of the applicable cash ticket payments. In addition, most of the rest of the Company's other operating expenses, such as theater payroll and theater rent, are paid bi-weekly or monthly, respectively. The periods between the receipt of cash from operations and use of that cash to pay the related expenses provide certain operating capital to the Company.

      Since the Company is in an industry which is capital intensive, substantially all of its assets are non-current. The Company's primary current asset is cash, while inventories are relatively insignificant throughout the fiscal year. The Company had negative working capital of $1,766,222 at June 30, 1997.

      The Company has historically financed its day-to-day operations principally from the cash flow generated by its operating activities. Such cash flow from operations totaled $537,526 for the six months ended June 30, 1997, as compared to $450,163 for the similar 1996 period. The difference between the Company's net loss and its cash flow from operating activities is principally due to the Company's depreciation and amortization expenses of $797,707 for the six months ended June 30, 1997 and $141,906 for the similar 1996 period, which are non-cash expenses, and an increase in accounts payable. The Company's cash flow generated by its operating activities was a negative $242,929 and a positive $527,255 for the three months ended June 30, 1997 and 1996, respectively. The difference between the Company's net income or loss and its cash flow from operating activities for the three months ended June 30, 1997 and 1996 is principally due to the Company's depreciation and amortization expenses of $384,696 and $106,032 for the three months ended June 30, 1997 and 1996, respectively, which are non-cash expenses, and an increase in accounts payable of $513,143 for the 1996 three-month period.

      The Company's capital requirements during 1997 arose principally in connection with the renovation of existing theaters, the development of new theaters and the addition of screens to an existing theater. Such capital expenditures were financed principally with bank borrowings and internally-generated cash. Capital expenditures, exclusive of theater acquisitions, totaled approximately $1,393,000 during the first six months of 1997. During 1996, the Company funded its capital expenditures, including theater acquisitions, through approximately $4.3 million of bank borrowings, $5.0 million of seller-provided financing, $2.5 million of gross proceeds from the sale of shares of Class A Preferred Stock and $1.1 million from the issuance of shares of Common Stock to the seller of a theater. In January 1997, the Company retired $4.4 million of that seller-provided financing with additional bank borrowings and $100,000 in cash.

      The Company seeks to lease theaters rather than to purchase theaters with their underlying real estate or to purchase properties for development as theaters due to the significantly lower capital requirements for leasing and because it believes that its potential return on investment when leasing a theater is higher than its potential return on investment if it owns that theater and the underlying real estate.

      The Company anticipates that its capital expenditures in 1997, including acquisitions, will be approximately $25.0 million. Of this amount, $500,000 was used to add four screens to the Company's theater in Chester, New Jersey, $900,000 used to convert a part of a building into a theater in Summit, New Jersey, and $8,650,000 was used to consummate the UA Acquisition.

LIQUIDITY

      INITIAL PUBLIC OFFERING - On August 22, 1997, the Offering was consummated and the Company sold 1,000,000 shares of Common Stock. Gross proceeds totaled $8,000,000 and net proceeds to the Company, after expenses of the Offering, totaled approximately $6,300,000. Subsequently, the Company's underwriters exercised their over-allotment option to purchase 150,000 additional shares of Common Stock, resulting in additional gross and net proceeds to the Company of $1,200,000 and $1,074,000, respectively.

      CREDIT AGREEMENT - The Credit Facility consists of a $1.0 million revolving credit facility, a term loan facility of $14.0 million used to refinance existing term loans of $10.4 million and for $3.6 million of new term loans of which $1.95 million was used to finance part of the purchase price for five theaters acquired from United Artists, and a term loan facility of up to $15.0 million to finance future capital expenditures and acquisitions. The interest rate on all loans under the Credit Facility is 1/2% to 1% over that lender's prime rate depending upon certain financial ratios of the Company. Principal is to be paid quarterly and interest is payable monthly in arrears. The final maturity of all term loans will be on the fifth anniversary of the Credit Facility. The loans under the Credit Facility are collateralized by substantially all of the assets of the Company and its subsidiaries.

      ACQUIRED THEATERS - The purchase price for the UA Acquisition was $8.65 million, which was paid by the proceeds of the Offering and under the Credit Facility. The completion of this transaction raises the Company's total number of theaters to 22 and its screen count to 83.

QUARTERLY RESULTS AND SEASONALITY

      Historically, the most successful films have been released during the summer months (July and August) and Thanksgiving through year-end holiday season. Consequently, motion picture exhibitors generally have had proportionately higher revenues during such periods, although the seasonality of motion picure exhibition revenues has become less pronounced in recent years as studios have begun to release major motion pictures more evenly throughout the year. The Company believes that its regular exhibition of art films has contributed to a moderation in the seasonality of its own revenues as compared to the seasonality of the revenues of some of its competitors. Nevertheless, the Company's revenues and income in any particular quarter will be substantially the result of the commercial success of the particular films being exhibited during such quarter.

EFFECTS OF INFLATION

      Inflation has not had a significant impact on the Company's operations to date.


                           PART II - OTHER INFORMATION



ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

      The registration statement on Form SB-2 (File No. 333-27819) relating to the public offering of up to 1,150,000 shares of Common Stock was filed with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended, on May 27, 1997 and amended on July 18, 1997, August 4, 1997, August 11, 1997, and August 12, 1997 (the "Registration Statement"). The Registration Statement was declared effective by the Securities and Exchange Commission on August 12, 1997. The Offering commenced on August 19, 1997 and terminated on September 15, 1997, after the sale of all 1,150,000 shares. One hundred and fifty thousand shares were purchased from the Company by its underwriters, for whom Prime Charter Ltd. ("Prime Charter") was acting as the representative, solely for the purpose of covering over-allotments.

            The aggregate offering price of the shares of Common Stock sold in the Offering is $9,200,000. As of June 30, 1997, the Company paid $100,000 to Prime Charter for expenses and incurred an estimated $63,285 for other expenses in connection with the Offering. Since June 30, 1997, the Company has incurred expenses in connection with the Offering estimated at $1,716,000 through September 15, 1997. A description of those expenses will be provided in the Company's next quarterly report on Form 10-QSB.

      The estimated net proceeds of the Offering, after deducting the expenses paid as of June 30, 1997 and the estimated expenses incurred in connection with the Offering from June 30, 1997 through September 15, 1997, are $7,320,715.

      The proceeds of the Offering have been used to retire a Senior Subordinated Note (principal amount $600,000) issued by the Company to Magic Cinemas LLC on December 13, 1996 and to pay a substantial portion of the purchase price for the UA Acquisition which was consummated in accordance with an Agreement of Purchase and Sale by and among United Artists Theatre Circuit, Inc., United Artists Properties I Corp., Mamaroneck Playhouse Holding Corp. (collectively, the "Seller"), the Company and CCC Bronxville Cinema Corp., CCC Mamaroneck Cinema Corp., CCC Wayne Cinema Corp., CCC Cinema 304 Corp., CCC
Larchmont Cinema Corp. and CCC BC Realty Corp.(collectively, the "Subsidiaries"), dated July 21, 1997 (the "Purchase Agreement"). The Subsidiaries are wholly-owned subsidiaries of the Company.

      The use of the proceeds of the Offering by the Company is in accordance with the description of the use of proceeds appearing on page 13 of the prospectus included in the Registration Statement. As the Offering occurred after June 30, 1997, the use of the proceeds of the Offering will be more specifically described in the Company's next quarterly report on Form 10-QSB.

ITEM 5.     OTHER INFORMATION

      Pursuant to the Purchase Agreement, the Subsidiaries purchased (i) three parcels of real property, together with the improvements located thereon and certain personal property used in the operation of or in connection with three motion picture theaters, located in New York, and (ii) two leasehold interests and certain personal property used in the operation of two motion picture theaters, one in New York and one in New Jersey.

      The aggregate purchase price for the UA Acquisition was $8.65 million. The aggregate purchase price was determined by arm's-length negotiations between the Seller and the Company. A portion of the purchase price ($6.7 million) was paid from the net proceeds of the Offering. The balance of the purchase price ($1.95 million) was paid with funds borrowed by the Company and its wholly-owned subsidiaries pursuant to the Credit Facility.

      The leasehold interests, personal property and real property and the improvements thereon that were purchased by the Subsidiaries were used by the Seller in the operation of or in connection with four motion picture theaters located in New York and one motion picture theater located in New Jersey. The Subsidiaries intend to continue to use the purchased assets in the operation of five motion picture theaters. No material relationship exists between the Seller and the Company or any affiliates of the Company.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

      The following exhibits are attached hereto or incorporated by reference as part of this report.

                                                                    METHOD
EXHIBIT   DESCRIPTION                                              OF FILING

2.01      Agreement  of  Purchase  and  Sale  by  and  among       Incorporated
          United Artists Theatre Circuit,  Inc., United            by  reference
          Artists  Properties I Corp.,  Mamaroneck  Playhouse      from Exhibit
          Statement Holding Corp.,  Clearview Cinema Group,        2.01 to the
          CCC Bronxville Cinema Corp., CCC Mamaroneck Cinema       SB-2 Regist-
          Inc.,  thereto on August 4, 1997 Corp., CCC Wayne        ration filed
          Cinema Corp., CCC Cinema 304 Corp., CCC Larchmont        with Amend-
          Cinema Corp., and  CCC BC Realty Corp., dated            ment No. 2
          July 21, 1997                                            on August 4,
                                                                   1997

3.01      Amended and Restated  Certificate of Incorporation      Filed herewith
          of Clearview Cinema Group, Inc.


3.02      Amended and Restated  By-laws of Clearview  Cinema      Filed herewith


10.01     Amended  and  Restated  Credit  Agreement,  by and      Filed herewith
          among   Clearview   Cinema   Group,    Inc.,   its
          wholly-owned subsidiaries and The Provident Bank, dated September 12, 1997

10.02     Agreement,  dated as of September 1, 1997,  by and      Filed herewith
          among  Clearview  Cinema  Group,  Inc.,  First New
          York Realty Co. Inc. and Brett E. Marks

11.01     Statement re: computation of per share earnings         Filed herewith

27.01     Financial Data Schedule                                 Filed herewith


      No reports on Form 8-K were filed by the Company during this reporting period.

                                   SIGNATURES

      In accordance with the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          CLEARVIEW CINEMA GROUP, INC.



      September 26, 1997                  /s/ A. DALE MAYO
                                          ----------------
                                          A. Dale Mayo
                                          Chairman of the Board, President and
                                             Chief Executive Officer



      September 26, 1997                  /s/ JOAN M. ROMINE
                                          ------------------
                                          Joan M. Romine
                                          Treasurer and Chief Financial Officer

                                  EXHIBIT INDEX


                                                                        METHOD
EXHIBIT                      DESCRIPTION                              OF FILING


2.01      Agreement  of  Purchase  and  Sale  by  and  among       Incorporated
          United Artists Theatre Circuit,  Inc., United            by  reference
          Artists  Properties I Corp.,  Mamaroneck  Playhouse      from Exhibit
          Statement Holding Corp.,  Clearview Cinema Group,        2.01 to the
          CCC Bronxville Cinema Corp., CCC Mamaroneck Cinema       SB-2 Regist-
          Inc.,  thereto on August 4, 1997 Corp., CCC Wayne        ration filed
          Cinema Corp., CCC Cinema 304 Corp., CCC Larchmont        with Amend-
          Cinema Corp., and  CCC BC Realty Corp., dated            ment No. 2
          July 21, 1997                                            on August 4,
                                                                   1997

3.01      Amended and Restated  Certificate of Incorporation      Filed herewith
          of Clearview Cinema Group, Inc.


3.02      Amended and Restated  By-laws of Clearview  Cinema      Filed herewith


10.01     Amended  and  Restated  Credit  Agreement,  by and      Filed herewith
          among   Clearview   Cinema   Group,    Inc.,   its
          wholly-owned subsidiaries and The Provident Bank, dated September 12, 1997

10.02     Agreement,  dated as of September 1, 1997,  by and      Filed herewith
          among  Clearview  Cinema  Group,  Inc.,  First New
          York Realty Co. Inc. and Brett E. Marks

11.01     Statement re: computation of per share earnings         Filed herewith

27.01     Financial Data Schedule                                 Filed herewith