Form 10QSB
period 1997-09-30
CLEARVIEW CINEMA GROUP INC
filed 1997-11-14
CIK 1038754

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-QSB



       /X/ QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997



       / / TRANSITION REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
               FROM        TO
                    ------    -------




Commission file number  001-13187
                        ---------

                         CLEARVIEW CINEMA GROUP, INC.
      (Exact name of small business issuer as specified in its charter)

                Delaware                               22-3338356
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

      Check  whether the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No x

APPLICABLE ONLY TO CORPORATE ISSUERS:

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,108,800 shares of common stock were outstanding as of November 10, 1997

Transitional Small Business Disclosure Format (check one):  Yes /  /   No / x /

                        PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                CLEARVIEW CINEMA GROUP, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                                     DECEMBER 31,     SEPTEMBER 30,
                                                        1996            1997
                                                        ----            ----
                                                                     (UNAUDITED)

              ASSETS
 CURRENT ASSETS:
     Cash                                            $   751,345     $ 1,195,712
     Inventories                                          45,102          78,236
     Other current assets                                 34,866         321,365
                                                     -----------     -----------
        Total current assets                             831,313       1,595,313


PROPERTY AND EQUIPMENT, LESS  ACCUMULATED
  DEPRECIATION                                        11,412,217      21,072,010
                                                     -----------     -----------
OTHER ASSETS:
     Intangible assets, less accumulated
       amortization                                    2,711,518       3,360,478
     Project acquisition costs                           434,326         144,809
     Escrow deposits                                     294,529         294,529
     Security deposits and other assets                   76,641          86,676
                                                     -----------     -----------
                                                       3,517,014       3,886,492
                                                     ===========     ===========
                                                     $15,760,544     $26,553,815


See accompanying notes to consolidated financial statements.

                CLEARVIEW CINEMA GROUP, INC. AND SUBSIDIARIES

                                                              DECEMBER 31,       SEPTEMBER 30,
                                                                 1996                1997
                                                                 ----                 ----
                                                                                 (UNAUDITED)
 LIABILITIES AND STOCKHOLDERS'
    EQUITY (DEFICIENCY)
 CURRENT LIABILITIES:
      Current maturities of long-term debt                     $    835,650    $  1,317,696
      Current maturities of subordinated notes
        payable:
         Related parties                                            479,986         491,046
      Accounts payable and accrued expenses                       1,226,502       1,936,235
                                                               ------------    ------------
          Total current liabilities                               2,542,138       3,744,977
                                                               ------------    ------------
 LONG-TERM LIABILITIES:
      Long-term debt, less current maturities                     7,742,611      12,770,454
      Subordinated notes payable, less current
        maturities:
         Related parties                                            593,882         599,530
         Other                                                      600,000            --
                                                               ------------    ------------
                                                                  8,936,493      13,369,984
                                                               ------------    ------------
 COMMITMENTS AND CONTINGENCIES

 REDEEMABLE PREFERRED STOCK AT
    REDEMPTION PRICE                                              2,132,294            --
                                                               ------------    ------------

 REDEEMABLE COMMON STOCK AT
    REDEMPTION PRICE
                                                                    357,305            --
                                                               ------------    ------------

 STOCKHOLDERS' EQUITY (DEFICIENCY):
      Undesignated Preferred Stock:
         Authorized 2,498,697 shares,
           issued and outstanding - none                                 --              --
      Class A Preferred Stock, par value $.01,
        authorized 1,303 shares;
        outstanding 779 shares                                            8               8
      Common Stock, par value $.01, authorized
        10,000,000 shares; outstanding 832,800
        and 2,108,800 shares, respectively                            8,328          21,088
       Additional paid-in capital                                 4,827,096      11,012,433
      Accumulated deficit                                          (553,519)     (1,594,675)
      Less: Redemption price of redeemable stock                 (2,489,599)           --
                                                               ------------    ------------
         Total stockholders' equity (deficiency)                  1,792,314       9,438,854
                                                               ------------    ------------
                                                               $ 15,760,544    $ 26,553,815
                                                               ============    ============

See accompanying notes to consolidated financial statements.

                CLEARVIEW CINEMA GROUP, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                                   THREE MONTHS ENDED
                                                   ------------------
                                          SEPTEMBER 30,           SEPTEMBER  30,
                                          -------------           ------------
                                      1996           1997              1997
                                      ----           ----              ----
                                                                     PRO FORMA
                                                                      (Note 4)
THEATER REVENUES:
  Box office                       $ 2,199,327    $ 3,335,958    $ 4,213,950
  Concession                           692,755        976,966      1,225,631
  Other                                 55,701        129,193         75,450
                                   -----------    -----------    -----------
                                     2,947,783      4,442,117      5,515,031
                                   -----------    -----------    -----------
OPERATING EXPENSES:
   Film rental and booking fees      1,075,741      1,669,935      2,060,312
   Cost of concession sales             99,210        146,325        188,820
   Theater operating expenses        1,207,784      1,706,986      2,090,247
   General and administrative          181,136        242,071        385,438
expenses
   Depreciation and amortization       233,514        569,027        660,858
                                   -----------    -----------    -----------
                                     2,797,385      4,334,344      5,385,675
                                   -----------    -----------    -----------

OPERATING INCOME (LOSS)                150,398        107,773        129,356

INTEREST EXPENSE                       202,288        525,230        503,838
                                   -----------    -----------    -----------

NET LOSS                           $   (51,890)   $  (417,457)   $  (374,482)
                                     ==========      ==========   ===========


WEIGHTED AVERAGE COMMON SHARES

   SHARES AND EQUIVALENTS
   OUTSTANDING
                                     1,797,000       1,443,000       2,489,000
                                     =========       =========       =========


 NET LOSS PER COMMON SHARE               $ (.03)        $ (.30)         $ (.16)
                                         ======         ======         =======


See accompanying notes to consolidated financial statements.

                CLEARVIEW CINEMA GROUP, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                                 NINE MONTHS ENDED
                                           SEPTEMBER  30,        SEPTEMBER 30,

                                        1996           1997            1997
                                      ----------      -------        ------
                                                                     PRO FORMA
                                                                      (NOTE 4)
THEATER REVENUES:
  Box office                       $  4,050,390    $  8,044,812    $ 10,644,032
  Concession                          1,243,711       2,314,787       3,073,713
  Other                                  75,026         270,328         314,431
                                   ------------    ------------    ------------
                                      5,369,127      10,629,927      14,032,176
                                   ------------    ------------    ------------

OPERATING EXPENSES:
   Film rental and booking fees       1,928,100       3,858,635       5,026,096
   Cost of concession sales             186,429         367,603         493,655
   Theater operating expenses         2,231,021       4,155,946       5,443,509
   General and administrative
       expenses                         408,736         646,789         827,361
   Depreciation and amortization        375,420       1,366,734       1,651,734

                                      5,129,706      10,395,707      13,442,355
                                   ------------    ------------    ------------

OPERATING INCOME                        239,421         234,220         589,821

INTEREST EXPENSE                        372,352       1,249,376       1,368,101
                                   ------------    ------------    ------------

NET LOSS                           $   (132,931)   $ (1,015,156)   $   (778,280)
                                   ============    ============    ============

WEIGHTED AVERAGE COMMON SHARES
   SHARES AND EQUIVALENTS
   OUTSTANDING                        1,797,000       1,668,000       2,650,000
                                      =========       =========       =========

 NET LOSS PER COMMON SHARE         $       (.07)   $       (.62)   $       (.30)
                                   ============    ============    ============

See accompanying notes to consolidated financial statements.

                CLEARVIEW CINEMA GROUP, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                     NINE MONTHS ENDED SEPTEMBER 30, 1997
                                 (UNAUDITED)



                                                                                        ADDITIONAL
                                   PREFERRED STOCK                COMMON STOCK            PAID-IN         ACCUMULATED
                                  SHARES      AMOUNT            SHARES     AMOUNT         CAPITAL           DEFICIT
                                 ------      ------            ------     ------         -------           -------
BALANCES, JANUARY 1, 1997         779           $ 8           832,800     $ 8,328     $ 4,827,096      $ (553,519)

NINE MONTHS ENDED
SEPTEMBER 30, 1997:
  Repurchase of
   warrants held by
   lender                                                                              (1,000,000)
  Purchase of
   underwriter warrants                                                                     1,000

  Issuance of common
   stock:
     At initial
      public offering,
      net of costs                   -            -         1,150,000       11,500      7,055,597

     Upon termination of
     preferred stock
       redemption right
       considered a
       preferred stock
       dividend                     -             -             60,000         600         25,400         (26,000)
   In exchange for
       warrants surrendered         -             -             66,000         660        103,340
Net loss                            -             -               -              -              -       (1,015,156)
                                   ---           ----        ---------   ---------   ------------       ----------
 BALANCES, SEPTEMBER 30, 1997      779           $  8        2,108,800    $ 21,088   $ 11,012,433       (1,594,675)
                                   ===           =====       =========    =========   ============       ==========


See accompanying notes to consolidated financial statements.

                CLEARVIEW CINEMA GROUP, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                      NINE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                    1996             1997
                                                                    -----            ----
 CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                   $   (132,931)   $ (1,015,156)
     Adjustments to reconcile net loss to net
       cash flows from operating activities:
          Depreciation and amortization                                375,420       1,366,734
          Amortization of debt discount                                 22,382         126,463
          Common stock issued upon surrender of
             warrants, recorded as interest expense                       --           104,000
     Changes in operating assets and liabilities:
         Inventories                                                   (22,986)        (33,134)
         Other current assets                                          (39,942)       (286,499)
         Security deposits and other assets                            (43,088)        (10,035)
         Accounts payable and accrued liabilities                      516,186         709,733
             Net cash flows from operating activities                  675,041         962,106
                                                                  ------------    ------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property and equipment                            (144,823)     (2,208,255)
      Purchase of property and equipment upon
         acquisition  of theaters                                  (6,290,000)     (8,475,070)
      Purchase of intangible assets                                  (627,963)       (229,679)
                                                                     --------        --------
           Net cash flows from investing activities                (7,062,786)    (10,913,004)
                                                                  ------------    ------------

 CASH FLOW FROM FINANCING ACTIVITIES:
      Proceeds from long-term debt                                  4,293,775       4,824,738
      Payments on long-term debt                                      (11,543)       (424,604)
      Payments on subordinated notes payable, other                      --          (600,000)
      Proceeds from issuance of preferred stock                      2,500,000            --
      Proceeds from issuance of common stock                            70,000            --
      Payments on option                                              (120,000)           --
      Proceeds from initial public offering                              --         9,200,000
      Proceeds from sale of underwriter warrants                         --             1,000
      Costs related to issuance of preferred stock                    (154,911)           --
      Debt issuance costs                                             (203,581)      (472,966)
      Costs related to initial public offering                                     (2,132,903)
      Dividends paid                                                  (10,000)           --
                                                                   ------------  ------------
              Net cash flows from financing
                 activities                                          6,363,740     10,395,265
                                                                  ------------    -----------
 NET CHANGE IN CASH                                                    (24,005)       444,367
 CASH, BEGINNING OF PERIOD                                             176,203        751,345
                                                                  ------------   ------------
 CASH, END OF PERIOD                                              $    152,198   $  1,195,712
                                                                  ============    ============

See accompanying notes to consolidated financial statements

                CLEARVIEW CINEMA GROUP, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)


                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                         1996             1997
                                                         ----             ----

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid                                          $  204,619     $  968,373
                                                       ==========     ==========
Income taxes paid                                      $    1,871     $    4,560
                                                       ==========     ==========
Non-cash investing and financing
   activities:

       Conversion of subordinated note
           payable - related party
           into common stock                           $   80,000     $     --
                                                       ----------     ----------
      Common stock issued for purchase
           of assets                                   $ 1,110,00     $     --
                                                       ----------     ----------
      Warrants repurchased through
           issuance of debt                            $     --       $1,000,000
                                                       ----------     ----------

      Common stock issued upon
           termination of preferred stock
           redemption right,considered
           a preferred stock dividend                  $     --       $   26,000
                                                       ----------     ----------



See accompanying notes to consolidated financial statements.

                CLEARVIEW CINEMA GROUP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1--BASIS OF PRESENTATION:

      The balance sheet at December 31, 1996 has been derived from the audited balance sheet contained in the Registration Statement on Form SB-2 (File No. 333-27819), as amended (the "Form SB-2") of Clearview Cinema Group, Inc. (the "Company"), which became effective on August 12, 1997, and is presented for comparative purposes. All other financial statements are unaudited. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for all periods presented, have been made in the interim statements. Results of operations for interim periods are not necessarily indicative of the operating results for a full year.

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

      INITIAL PUBLIC OFFERING - On August 22, 1997, the Company's initial public offering (the "Offering") was consummated, pursuant to which the Company sold 1,000,000 shares of its common stock, $.01 par value (the "Common Stock"). Gross proceeds totaled $8.0 million and net proceeds to the Company, after expenses of the Offering totaled approximately $6.0 million. Subsequently, the Company's underwriters exercised their over-allotment option to purchase 150,000 additional shares of Common Stock, resulting in additional gross and net proceeds to the Company of $1.2 million and $1.074 million, respectively.

      REDEMPTION RIGHTS - A certain common stockholder had the right to sell its shares of Common Stock, to the Company for a 30-day period commencing in 2002 at a redemption price based upon a formula. If such stockholder did not exercise that right, the Company had the right to purchase those shares of Common Stock from such stockholder for the 90-day period commencing after the expiration of that 30-day period at a price based upon the same formula. Such stockholder and the Company terminated those rights upon consummation of the Offering. In addition, concurrently with the consummation of the Offering, holders of warrants to purchase 97,500 shares of Common Stock (at exercise prices ranging from $3.33 to $6.67 per share) exchanged such warrants for 66,000 shares of Common stock and also amended the terms of certain subordinated notes payable. The fair value of the Common Stock issued, less the value of the warrants and rights surrendered, was recorded as interest expense of $104,000 upon consummation of the Offering.

      The holder of the outstanding shares of the Company's Class A Convertible Preferred Stock, $.01 par value (the "Class A Preferred Stock"), had the right, exercisable on or after June 1, 2001, to sell to the Company all of those shares or the shares of Common Stock into which those shares had been converted at a redemption price determined in accordance with a specified formula. Such holder terminated that right upon consummation of the Offering in exchange for the issuance of 60,000 shares of Common Stock. The fair value of the 60,000 shares of Common Stock issued, less the estimated value of the redemption right terminated, was recorded as a preferred stock dividend.

      The Company had reported this redeemable stock at the current redemption value separately between liabilities and stockholders' equity, since redemption was outside of the Company's control. A corresponding reduction was made to stockholders' equity, as the equivalent of treasury stock. The per share redemption value of the Class A Preferred Stock was based on the greater of gross revenues (as defined) or six times theater operating income (as defined) before general and administrative expenses, interest and taxes for the preceding twelve months divided by the number of shares of Common Stock issued and, as if converted or exercised, all convertible securities, options, warrants and similar instruments. The redemption value of the Common Stock was based on book value per share computed on a fully diluted basis.

      The termination of these two redemption rights upon consummation of the Offering resulted in a reclassification of the respective redemption values to stockholders' equity.

NOTE 3--CREDIT AGREEMENT:

      The Company entered into the an amended and restated credit agreement (the "Credit Facility") with The Provident Bank on September 12, 1997. The Credit Facility consists of a $1.0 million revolving credit facility, a term loan facility of $14.0 million used to refinance existing term loans of $10.4 million and for $3.6 million of new term loans of which $2.15 million was used to finance part of the purchase price for five theaters acquired from United Artists Theatre Circuit, Inc. ("United Artists"), and a term loan facility of up to $15.0 million to finance future capital expenditures and acquisitions. The interest rate on all loans under the Credit Facility is 1/2% to 1% over that lender's prime rate depending upon maintenance of certain financial ratios of the Company. Principal is payable quarterly and interest is payable monthly in arrears. The final maturity of all term loans will be on the fifth anniversary of the Credit Facility. The loans under the Credit Facility are collateralized by substantially all of the assets of the Company and its subsidiaries.

NOTE 4--ACQUIRED THEATERS

      On September 12, 1997, the Company completed the acquisition of five theaters from United Artists (the "UA Acquisition") for a purchase price of $8.65 million in cash, which was provided by the proceeds of the Offering and by borrowings under the Credit Facility. The completion of this transaction raised the Company's total number of theaters to 22 and its screen count to 83.

      The unaudited pro forma results of operations included in this report have been prepared as if the Company's 1996 and 1997 acquisitions occurred as of the beginning of the respective periods after giving effect to certain adjustments, including increased depreciation expense and increased interest expense on acquisition debt. The pro forma results have been prepared for informational purposes only and do not purport to indicate the results of operations (i) that actually would have occurred had the acquisitions been consummated on the dates indicated or (ii) that may occur in the future. The pro forma results of operations (unaudited) for the nine and three months ended September 30, 1997 are presented on the face of the Statements of Operations, together with the respective historical results of operations.

      Unaudited condensed pro forma results of operations for the nine months ended September 30, 1996 are summarized below:

                                           SEPTEMBER 30, 1996
                                             (UNAUDITED)

            Revenues                      $ 13,608,502
            Net loss                      $   (680,554)
            Net loss per share            $       (.25)


NOTE 5--SUBSEQUENT EVENTS

      The Company purchased the leasehold of the Roslyn Trio Theater in Roslyn, New York, a three screen cinema theater, in November 1997. The Company is also planning to acquire two multiplex theaters with 22 screens located in New Jersey. The Company continues to pursue the acquisition of additional theaters in the New York metropolitan area and other demographically suitable locations.

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


OVERVIEW

      The Company has achieved significant growth in theaters and screens since its formation in December 1994. From inception, when the Company acquired the right to operate four theaters with eight screens, through September 30, 1997, the Company has acquired the right to operate 18 theaters with 69 screens and has added six screens to two existing theaters. In November 1997, the Company also acquired a three screen theater in Roslyn, New York. The Company expects that its future revenue growth will be derived primarily from the operation of additional theaters, the development of new theaters and adding screens to existing theaters. The Company has had no theater closings since inception.

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

      In September 1995, the Company acquired the right to operate three theaters with 11 screens in Nassau County, New York in an all-cash transaction. In May 1996, the Company purchased the leaseholds of four theaters with 19 screens in New York and New Jersey for a combination of stock and cash. In July 1996, Clearview purchased the leaseholds of two theaters with seven screens in Westchester County, New York for cash. In December 1996, Clearview acquired two more theaters with the underlying real estate and the leasehold of another theater with a total of 13 screens in Bergen County, New Jersey. In September 1997, Clearview completed the UA Acquisition and acquired three theaters with the underlying real estate and the leaseholds of two additional theaters. These five theaters (the "UA Theaters") have a total of 14 screens and are located in Wayne, New Jersey and Bronxville, Larchmont, Mamaroneck and New City, New York. The total purchase price of $8.65 million was paid using proceeds of $6.5 million from the Offering and financing of $2.15 million from the Credit Facility.

COMPARATIVE QUARTERLY RESULTS

      TOTAL REVENUES. Total revenues for the nine and three months ended September 30, 1997 were $10,629,927 and $4,442,117 respectively, as compared to $5,369,127 and $2,947,783 for the nine and three months ended September 30, 1996, respectively. The increases in revenues of 98.0% and 50.7%, respectively, are principally attributable to an increase in attendance to 1,494,860 attendees in the nine months ended September 30, 1997 from 776,815 attendees in the nine months ended September 30, 1996, and an increase in attendance to 603,307 attendees in the three months ended September 30, 1997 from 429,194 attendees in the three months ended September 30, 1996. The increase in attendance occurred principally because of the addition of 39 screens during 1996.

      FILM RENTAL AND BOOKING FEES. Film rental and booking fees increased by 100.1% and 55.2% to $3,858,635 and $1,669,935 for the nine and three months ended September 30, 1997, respectively, from $1,928,100 and $1,075,741 for the nine and three months ended September 30, 1996, respectively. As a percentage of box office receipts, film rentals and booking fees were 48.0% for the nine months ended September 30, 1997 as compared to 47.6% for the nine months ended September 30, 1996. Such costs were 50.1% of box office receipts for the three months ended September 30, 1997, as compared to 48.9% for the same 1996 period. See "Operating Income" below for additional information.

      COST OF CONCESSION SALES. Cost of concession sales increased by 97.2% and 47.5% to $367,603 and $146,325 for the nine and three months ended September 30, 1997, respectively, from $186,429 and $99,210 for the nine and three months ended September 30, 1996, respectively. The increase in the cost of concession sales occurred principally because of the addition of 39 screens in 1996. As a percentage of concession revenues, the cost of concession sales were 15.9% and 15.0% for the nine and three months ended September 30, 1997, respectively, compared to 15.0% and 14.3% for the nine and three months ended September 30, 1996, respectively.

      THEATER OPERATING EXPENSES. Theater operating expenses increased by 86.3% and 41.3% to $4,155,946 and $1,706,986 for the nine and three months ended September 30, 1997, respectively, from $2,231,021 and $1,207,784 for the nine and three months ended September 30, 1996, respectively. This increase is attributable solely to the nine theaters acquired in 1996, which acquisitions occurred during the second, third and fourth quarters of 1996. As a percentage of total revenues, theater operating expenses decreased to 39.1% and 38.4% for the nine and three months ended September 30, 1997, respectively, compared to 41.6% and 41.0% for the nine and three months ended September 30, 1996, respectively. The decrease for the nine and three month periods, as a percentage of total revenues, is primarily due to the Company's efficient management of its variable costs and the lower average per-theater fixed costs, such as occupancy costs, taxes and common area maintenance costs, of the theaters acquired in 1996 as compared to the Company's other theaters.

      GENERAL AND ADMINISTRATIVE EXPENSES.   General and administrative expenses
increased by 58.2% and 33.6% to $646,789 and $242,071 for the nine and three months ended September 30,

1997, respectively, from $408,736 and $181,136 for the nine and three months ended September 30, 1996, respectively. The increase is due principally to the hiring of additional personnel and increases in salaries resulting from the transition from seven locations and 21 screens at the beginning of 1996 to 16 locations and 60 screens at the beginning of 1997. As a percentage of total revenues, however, general and administrative expenses decreased to 6.1% and 5.4% for the nine and three months ended September 30, 1997, respectively, from 7.6% and 6.1% for the nine and three months ended September 30, 1996, respectively. The decrease, as a percentage of total revenues, is due primarily to the Company's internal controls and management information system, which allowed the Company to expand its number of screens without incurring proportionate increases in general and administrative expenses.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased by 264.1% and 143.7% to $1,366,734 and $569,027 for the nine and three months ended September 30, 1997, respectively, from $375,420 and $233,514 for the nine and three months ended September 30, 1996, respectively. The increase was primarily a result of the acquisition of the nine theaters acquired in the second, third and fourth quarters of 1996, which significantly increased the Company's depreciable and amortizable assets.

      OPERATING INCOME. Operating income decreased by 2.2% and 28.3% to $234,220 and $107,773 for the nine and three months ended September 30, 1997, respectively, from $239,421 and $150,398 for the nine and three months ended September 30, 1996, respectively. As a percentage of total revenues, operating income was 2.2% and 2.4% for the nine and three months ended September 30, 1997 and 4.5% and 5.1% for the nine and three months ended September 30, 1996, respectively. The fluctuations were primarily due to the increase in depreciation and amortization expense discussed above, as well as a result of the films available for exhibition during the three-month period and six-month period ended September 30, 1997.

      As discussed above, film rental and booking fees (as a percentage of box office receipts) for the three months ended September 30, 1997 increased to 50.1% from 48.9% in the similar 1996 period. Such increase in costs and related decrease in operating income is attributable to the selection of films released during the third quarter of 1997. A number of films released during the third quarter of 1997 experienced successful opening weekends but were unable to sustain the popularity necessary to generate significant box office receipts thereafter. As film exhibitors incur much greater film rental fees for the opening weeks of a film's release when compared to the fees incurred for later weeks, this trend resulted in the increase in film cost for the Company and the entire motion picture exhibition industry. See also the discussion of "Quarterly Results and Seasonality" below.

      INTEREST EXPENSE. Interest expense increased by 235.5% and 159.6% to $1,249,376 and $525,230 for the nine and three months ended September 30, 1997, respectively, from $372,352 and $202,288 for the nine and three months ended September 30, 1996, respectively. The increase was attributable to the significant increase in the Company's total debt during the second, third and fourth quarters of 1996, which was primarily incurred in connection with the Company's acquisitions during that year. Interest expense also includes non-cash charges for amortization of debt discount of $126,463 and $38,814 for the nine and three months ended September 30, 1997 and $22,382 and $15,360 for the comparable 1996 periods, and $104,000 in connection with the surrender of warrants during the quarter ended September 30, 1997.

      NET LOSS. Net loss increased to $1,015,156 and $417,457 for the nine and three months ended September 30, 1997, respectively, from net losses of $132,931 and $51,890 for the nine and three months ended September 30, 1996, respectively. The increase in the net loss was primarily a result of the films available for exhibition during the two periods, as discussed above, and the increased 1997 depreciation, amortization and interest expenses due to the effect of the inclusion of the 1996 acquisitions for a full year.

LIQUIDITY AND CAPITAL RESOURCES

      The Company derives substantially all of its revenues from box office receipts and concession sales and, therefore, benefits from the fact that it has, in effect, no accounts receivable and minimal inventory requirements. The Company's most significant operating expenses, film rental and booking fees, are not typically paid to distributors until 30 to 45 days following the receipt of the applicable cash ticket payments. In addition, most of the Company's other operating expenses, such as theater payroll and theater rent, are paid bi-weekly or monthly, respectively. The periods between the receipt of cash from operations and use of that cash to pay the related expenses provide certain operating capital to the Company.

      Since the Company is in an industry which is capital intensive, substantially all of its assets are non-current. The Company's primary current asset is cash, while inventories are relatively insignificant throughout the fiscal year. The Company had negative working capital of $2,149,664 at September 30, 1997. The Company has current maturities of long-term debt at September 30, 1997 of $1,317,696, which it expects to satisfy from its cash flow from operations over the next twelve months.

      The Company has historically financed its day-to-day operations principally from the cash flow generated by its operating activities. Such cash flow from operations totaled $962,106 for the nine months ended September 30, 1997, as compared to $675,041 for the similar 1996 period. The difference between the Company's net loss and its cash flow from operating activities is principally due to the Company's depreciation and amortization expenses of $1,366,734 for the nine months ended September 30, 1997 and $375,420 for the similar 1996 period, amortization of debt discount of $126,463 for the nine months ended September 30, 1997 and $22,382 for the similar 1996 period and interest expense recorded upon surrender of certain warrants in 1997 of $104,000, all of which are non-cash expenses. The Company's cash flow generated by its operating activities was $424,580 and $224,878 for the three months ended September 30, 1997 and 1996, respectively. The difference between the Company's net income or loss and its cash flow from operating activities for the three months ended September 30, 1997 and 1996 is principally due to the Company's depreciation and amortization expenses of $569,027 and $233,514 for the three months ended September 30, 1997 and 1996, respectively, amortization of debt discount of $38,814 and $15,360 for the same three month periods and the interest expense of $104,000 referred to above, all of which are non-cash expenses.

      The Company's capital requirements during 1997 arose principally in connection with the renovation of existing theaters, the development of new theaters and the addition of screens to an existing theater. Such capital expenditures were financed principally with bank borrowings and internally-generated cash. Capital expenditures, exclusive of theater acquisitions, totaled approximately $2.2 million during the first nine months of 1997. The Company financed its 1997 acquisition and capital expenditures principally from the net proceeds of the Offering and additional bank borrowings. During 1996, the Company funded its capital expenditures, including theater acquisitions, through approximately $4.3 million of bank borrowings, $5.0 million of seller-provided financing, $2.5 million of gross proceeds from the sale of shares of Class A Preferred Stock and $1.1 million from the issuance of shares of Common Stock to the seller of a theater. In January 1997, the Company retired $4.4 million of that seller-provided financing with additional bank borrowings and $100,000 in cash.

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

      The Company anticipates that its capital expenditures in 1997, including acquisitions, will be approximately $25.0 million. Of this amount, $500,000 was used to add four screens to the Company's theater in Chester, New Jersey, $900,000 was used to convert a part of a building into a theater in Summit, New Jersey, and $8.65 million was used to consummate the UA Acquisition.

      INITIAL PUBLIC OFFERING. On August 22, 1997, the Offering was consummated and the Company sold 1,000,000 shares of Common Stock. Gross proceeds totaled $8.0 million and net proceeds to the Company, after expenses of the Offering, totaled approximately $6.0 million. Subsequently, the Company's underwriters exercised their over-allotment option to purchase 150,000 additional shares of Common Stock, resulting in additional gross and net proceeds to the Company of $1.2 million and $1.074 million, respectively.

      CREDIT AGREEMENT. The Credit Facility consists of a $1.0 million revolving credit facility, a term loan facility of $14.0 million used to refinance existing term loans of $10.4 million and for $3.6 million of new term loans of which $2.15 million was used to finance part of the purchase price for five theaters acquired from United Artists, and a term loan facility of up to $15.0 million to finance future capital expenditures and acquisitions. The interest rate on all loans under the Credit Facility is 1/2% to 1% over that lender's prime rate depending upon the maintenance of certain financial ratios of the Company. Principal is payable quarterly and interest is payable monthly in arrears. The final maturity of all term loans will be on the fifth anniversary of the Credit Facility. The loans under the Credit Facility are collateralized by substantially all of the assets of the Company and its subsidiaries.

      ACQUIRED THEATERS. The purchase price for the UA Acquisition was $8.65 million, which was paid with $6.5 million in proceeds from the Offering and $2.15 in borrowings under the

Credit Facility. The completion of the UA Acquisition raised the Company's total number of theaters to 22 and its screen count to 83.

QUARTERLY RESULTS AND SEASONALITY

            Historically, the most successful films have been released during the summer months (July and August) and Thanksgiving through the year-end holiday season. Consequently, motion picture exhibitors generally have had proportionality higher revenues during such periods, although seasonality of motion picture exhibition revenues has become less pronounced in recent years as studios have begun to release major motion pictures more evenly throughout the year. The Company believes that its regular exhibition of art films has contributed to a moderation in the seasonality of its own revenues as compared to the seasonality of the revenues of some of its competitors. Nevertheless the Company's revenues and income in any particular quarter will be substantially the result of the commercial success of the particular films being exhibited during such quarter.

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

      The gross proceeds of the Offering were $9,200,000. The expenses incurred in connection with the Offering totaled $2,132,903. Of that amount, $736,000 for discounts and commissions and another $276,940 for additional expenses was paid to Prime Charter. Other Offering expenses, including but not limited to expenses for professional fees, printing fees and filing fees, totaled $1,119,163.

      The net proceeds of the Offering, after deducting the expenses of the Offering were $7,067,097 (the "Net Offering Proceeds"). A portion of the Net Offering Proceeds was used to retire a Senior Subordinated Note (principal amount $600,000) issued by the Company to Magic Cinemas LLC on December 13, 1996. The remaining $6,467,097 was used to pay a substantial portion of the $8.65 million purchase price for the UA Theaters.

      The use of the proceeds of the Offering by the Company is in accordance with the description of the use of proceeds appearing on page 13 of the prospectus included in the Registration Statement.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

      The following exhibits are attached hereto or incorporated by reference as part of this report.

Exhibit   Description                                        Method of Filing

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


                                          CLEARVIEW CINEMA GROUP, INC.



      November 13, 1997                  /s/ A. Dale Mayo
                                         -------------------------------------
                                          A. Dale Mayo
                                          Chairman of the Board, President and
                                             Chief Executive Officer



      November 13, 1997                  /s/ Joan M. Romine
                                         -------------------------------------
                                         Joan M. Romine
                                         Treasurer and Chief Financial Officer
                                         (Chief Accounting Officer)

                                EXHIBIT INDEX


Exhibit   Description                                        Method of Filing

11.01     Statement re: computation of per share earnings    Filed herewith
27.01     Financial Data Schedule                            Filed herewith