Form 10KSB
period 1997-12-31
CLEARVIEW CINEMA GROUP INC
filed 1998-03-30
CIK 1038754

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

              For the transition period from          to
                                             --------    ----------
                        Commission file number 001-13187


                          Clearview Cinema Group, Inc.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

               Delaware                                      22-3338356
--------------------------------------------------------------------------------
   (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                      Identification No.)

97 Main Street, Chatham, New Jersey                            07928
--------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

Issuer's telephone number       (973) 377-4646
                         -------------------------------------------------------
Securities registered under Section 12(b) of the Exchange Act:

Title of each class                    Name of each exchange on which registered

Common Stock, $.01 par value                      American Stock Exchange
----------------------------           -----------------------------------------

Securities registered under Section 12(g) of the Exchange Act:
                                      None
--------------------------------------------------------------------------------
                                (Title of class)
         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes X  No   .
                                                                      ---   ---
         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year.  $17,261,977.

         The aggregate market value of the voting and nonvoting common equity of the issuer held by non-affiliates computed by reference to the price at which the common equity was sold as of March 23, 1998 was: $20,140,610.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,227,879 shares of Common Stock, $.01 par value, as of March 23, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Company's definitive Proxy Statement for the Annual Stockholders' Meeting to be held June 11, 1998 are incorporated by reference into Part III hereof.


         Transitional Small Business Disclosure Form (check one):

         Yes       No   X
             -----    -----

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.


         Clearview Cinema Group, Inc. ("Clearview" or the "Company") is a major regional motion picture exhibitor that operates community-based multiplex theaters primarily located in affluent suburban communities in the New York/New Jersey metropolitan area. As of March 23, 1998, the Company operated 37 theaters with a total of 169 screens. The Company's theaters offer a mix of first-run commercial, art and family-oriented films designed to appeal primarily to sophisticated moviegoers and families with younger children.

         The Company was incorporated on November 23, 1994 and acquired the leaseholds of four theaters with eight screens on December 21, 1997. During 1997, Clearview completed 14 acquisition transactions, added a total of six screens to acquired theaters, and constructed a five screen theater in an existing building. From December 31, 1994 through March 23, 1998, the number of Clearview theaters has increased from four to 37 and the number of Clearview screens has increased from eight to 169. See "Item 2. Properties" for a description of the acquired theaters.

         During the past ten years, overall movie theater attendance in the United States has remained relatively stable. Admissions revenues increased from a total of approximately $3.8 billion in 1986 to approximately $5.9 billion in 1996, or a compound annual growth rate of 4.5%. The theatrical exhibition industry is fragmented. Although the eleven largest theater circuits operated approximately 60% of the screens at May 1, 1997, 268 of the approximately 478 remaining exhibitors operated four or fewer screens.

         The multiplex theater was introduced to the moviegoing public in the 1960's and multiplexing is now considered the industry standard. The advantages of a multiplex theatrical format include the following: (i) the ability to play a range of movies to fit the various tastes of the moviegoing public; (ii) the ability to accommodate the expected size of the audience for a particular movie;
(iii) the ability to run a popular movie for a longer period of time and to exhibit newer films immediately upon their release; and (iv) the ability to show a single film in two auditoriums simultaneously, thereby effectively increasing the viewing capacity for a popular film.

         The major movie theater circuits appear to be focused for the most part on acquiring, upgrading and developing larger multiplex theaters and megaplex complexes (theaters with more than 16 screens) at urban and highway locations. Independent movie theater operators with one or a few locations can find it difficult to compete with the larger circuits. Both of these categories of theater operations offer opportunities for the Company to acquire community-based theaters in the affluent suburban communities in the New York/New Jersey metropolitan area that are its target markets.

         The Company was incorporated in Delaware in 1994. The Company's principal executive offices are located at 97 Main Street, Chatham, New Jersey 07928.

BUSINESS STRATEGY

         The Company's strategy is to become a preeminent regional motion picture exhibitor operating multiplex theaters based on strict operating controls, principally at in-town locations or otherwise in retail centers that are the focus of community life. The Company continues to implement this strategy by pursuing the following objectives:

         Pursue Niche, Community-based Strategy. The Company believes that, in the Middle Atlantic and New England states, theaters located in town or otherwise in community-based retail centers serve audiences that prefer these theaters to the larger out-of-town multiplex and megaplex theaters that appear to be the focus of the major theater circuits. Many of the Company's target markets are in densely populated areas consisting of numerous small municipalities with local business districts that are well-suited to the Company's strategy of operating community-based theaters. In many of these areas it can be difficult for theater circuit operators to identify suitable locations to build or expand theaters into large multiplexes or megaplexes. By concurrently showing first run commercial, art and family-oriented films, the Company seeks to appeal to three main groups in affluent suburban communities: families with younger children (10 years of age and younger), baby boomers and older moviegoers. Because of its community-based focus, Clearview can adjust its mix of films based on sensitivity to the tastes of the audiences in each community. Also as part of its community-based strategy, Clearview encourages community involvement through regular participation in local fundraising and charity functions.

         Consolidate Regional Focus. The Company seeks to continue to acquire or develop theaters in communities that are close to the communities where the Company's existing theaters are located, and to acquire or develop similar clusters of theaters in other affluent suburban locations in the New York/New Jersey metropolitan area. This strategy enables theaters to share skilled personnel and for the appropriate district manager to coordinate the theaters' activities. Also, with a large number of screens in an area, the Company can operate a number of separate theaters as if they were a single larger multiplex, enabling the Company to offer a wide selection of films, play successful films longer and play films with very strong demand on a number of screens. In the eight counties of Northern New Jersey where the Company has theaters, the Company currently operates approximately 26.6% of the screens overall, with Sony/Loews Theater Exhibition Group having approximately 23.9% of the screens (30.7% after its pending merger with Cineplex Odeon Corporation). Independent theaters operated individually or as part of a small group account for approximately 28.5% of the screens in these markets. The Company seeks theaters that will be the sole or dominant exhibitors in their geographic film licensing zones. A geographic film licensing zone or "film zone" is a geographic area, recognized by film distributors, that generally has a three-to-five mile radius in metropolitan and suburban markets, in which a film is licensed for exhibition at only one theater in that film zone. Currently, 69.4% of the Company's theaters are the sole exhibitors in their film zones, and an additional 16.6% are the dominant exhibitors in their film zones.

         Operate Clean, Modern Theaters which Appeal to Targeted Customer Base. The Company's theaters generally are multiplexes with fewer than eight screens located in towns and communities rather than in shopping malls or on highways. Each of the Company's theaters has at least one auditorium equipped with digital sound. Most locations are surrounded by stores and restaurants, with nearby parking available. An important aspect of Clearview's operating strategy is to provide a clean, comfortable and visually appealing environment, which usually includes silk flower arrangements, chandeliers and a decorative fireplace. When Clearview acquires a theater it typically refurbishes the existing seats and equips them with cup holders. In addition, Clearview will generally redecorate the lobby, upgrade the concession stand, provide a courtesy phone so that patrons can make local telephone calls and selectively add digital sound. The concession stand at each theater offers high-margin snack and food items, such as fruit juice, bottled water, ice cream, cappuccino and Swiss chocolates, as well as soft drinks, popcorn and an assortment of candy items. The Company mandates an extensive set of procedures to keep its theaters clean and to ensure proper film presentation. Adherence to employee dress and appearance codes and to specific rules of behavior is also required of all its theater employees.

         Maintain Cost Controls and Pursue Margin Enhancement. The Company seeks to improve the operating margins of its theaters by controlling theater-level costs through centralized management, by increased efficiencies in concession purchasing, by increasing other sources of theater revenues and through film selection that appeals to Clearview's target audiences but results in relatively low aggregate film rental costs as a percentage of box office receipts.

                  Centralized Management

         The Company has developed sophisticated operational controls and installed a computerized management information system of the type used by some of the largest movie circuits to control and account for all aspects of day-to-day operations. Clearview believes that its operational controls and management information system enable it to expand the number of locations and screens in its circuit without a proportionate increase in general and administrative expenses. The Company can closely track and manage box office and concession revenues. The management information system has on-line capabilities to collect information concerning box office receipts, ticketing, concession sales, inventory control and booking.

                  Focus on Margin Enhancement

         The Company also seeks to enhance operating margins by actively working to increase per patron concession sales, to consolidate concession purchases and to provide theater- and district-level incentive programs designed to improve operating margins. In 1998, the Company began implementing community programs to generate additional theater revenues and expand on-screen advertising.

                  Film Mix

         In addition to first run commercial and family-oriented features, the Company's mix of films typically includes first run art films that appeal to sophisticated moviegoers, and have rental fees beginning at significantly lower percentages of box office receipts. This film mix results in relatively low aggregate film costs for the Company as a percentage of its total box office receipts.

         Pursue Balanced Growth Through Acquisition, Expansion and Development The Company intends to continue its program of acquiring and expanding theaters in its existing and target markets, and to develop new theaters opportunistically to fill in markets where it operates or in municipalities which offer the Company financially attractive terms as part of revitalization initiatives.

                  Selectively Acquire Theater Operations

         The Company believes that one of its strengths is its ability to successfully identify available theaters in appropriate locations. A significant number of theaters in the types of communities in which Clearview would want to operate a theater are closely-held businesses that often either (i) do not have sufficient capital to expand or renovate or (ii) are not managed as efficiently as possible. In addition, many of the major movie theater circuits appear to be focused on acquiring, upgrading and developing larger multiplex theaters and megaplex complexes. As a result, both of these categories of theater operators offer opportunities for the Company to acquire community-based theaters in the affluent suburban communities in the New York/New Jersey metropolitan area that are its target markets. The Company also will consider opportunities to acquire clusters of theaters in affluent suburban communities in other Middle Atlantic and New England states.

                  Add Screens to Existing Theaters

         The Company plans to add screens to existing theaters when the Company believes that this will increase revenues and cash flow. By adding screens, the Company is able to offer a larger selection of films that can attract more patrons. Dividing an auditorium into two or more smaller auditoriums creates an opportunity to increase revenue with only a marginal increase in expenses.

                  Develop New Theaters

         The Company believes that it can successfully identify locations in suitable communities that can be developed into theaters. Opportunities have been presented by real estate developers who wish to enhance their properties with the presence of a movie theater. Such opportunities often would require limited direct investment by the Company. In addition, Clearview has been approached by the governments or community development agencies of towns in the New York/New Jersey metropolitan area that are interested in revitalizing parts of their communities and believe that a movie theater could provide an impetus to such redevelopment.

         In order to fund its plans for continued growth, the Company will require additional debt financing, which it is currently seeking, and may need to seek additional equity financing. Failure to obtain any such financing could require the Company to significantly curtail its acquisition activities and reduce its planned capital expenditures.

FILM LICENSING

         The Company licenses films from distributors on a film-by-film and theater-by-theater basis. Prior to negotiating for film licenses, senior management of Clearview evaluates the prospects for upcoming films using many factors, including cast, director, plot, performance of similar films, estimated film rental costs and expected Motion Picture Association of America rating. Clearview's success when licensing particular films depends in large part upon its knowledge of trends and the historical film preferences of the residents in the markets served by its theaters, as well as on the availability of motion pictures that the Company believes will be successful in those markets.

         Films are licensed from either film distributors owned by major film production companies or from independent film distributors that generally distribute films for smaller production companies for exhibition at only one theater in a particular film licensing zone. Film distributors typically recognize geographic film licensing zones with radii of three to five miles in metropolitan and suburban markets, depending primarily on population density. Of Clearview's current theaters, 69.4% are the sole exhibitors in their film zones, permitting the Company to choose which films it wishes to exhibit at these theaters, and an additional 16.6% are the dominant exhibitors in their film zones.

         In film zones where Clearview is the sole exhibitor, a film license is generally obtained by Clearview after selecting a film from among those offered and negotiating directly with its distributor. In film zones where there are multiple exhibitors, a distributor will either require the exhibitors in the film zone to bid for a film or will allocate films among the exhibitors in the film zone. When films are licensed under the allocation process, a distributor will choose which exhibitor is to be offered a movie and then that exhibitor will negotiate film rental terms directly with that distributor. Over the past several years, distributors have almost exclusively used the allocation process rather than the bidding process to license their films in the New York/New Jersey metropolitan area. When films are licensed through a bidding process, exhibitors compete for licenses based upon the film rental fees to be paid. The Company currently does not bid for films in any of its film zones, although it may be required to do so in the future.

         Clearview predominantly licenses "first run" films. If the Company believes that a film has substantial remaining potential following its first run, it may license that film for a "second run." Second runs enable Clearview to exhibit a variety of films during periods in which there are few new releases and to offer its target audience an opportunity to see a film that did not fit into Clearview's first run schedule. Film distributors establish second run availability on a national or market-by-market basis after a film's release from first run theaters and generally permit each theater within a market to exhibit that film.

         Each film license typically specifies that the rental fee is based on either a gross box office receipts formula or a theater admissions revenue formula, depending upon which one results in the larger amount. In addition, if a distributor deems a film to be extremely promising, exhibitors may be required to pay non-refundable guarantees of film rental fees or to make refundable advance payments of film rental fees or both in order to obtain a license for that film. Under a gross box office receipts formula, the distributor receives a specified percentage of box office receipts from the licensed film, with the percentage declining over the term of the film run. First run commercial and family-oriented film rental fees typically begin at approximately 70% to 50% of box office receipts for the licensed film in the first week (depending on the type of film and its distributor) and gradually decline, over a period of four to seven weeks, to as low as 30% of box office receipts. First run art film rental fees and second run commercial and family-oriented film rental fees typically begin at 35% to 40% of box office receipts for the licensed film and often decline to 30% to 35% of box office receipts after the first week. Under a theater admissions revenue formula (commonly known as a "90/10" clause), the distributor receives a specified percentage (i.e., 90%) of the excess of box office receipts for a given film over a negotiated allowance for theater overhead expenses. Although generally not specifically contemplated by the provisions of film licenses, the terms of a film license often are adjusted or renegotiated subsequent to the initial release of the film.

         The Company's business is dependent upon the availability of marketable first run commercial, family-oriented and art motion pictures and its relationships with distributors. Many distributors provide first run movies to the motion picture exhibition industry; however, distribution has been historically dominated by a limited number of distributors (Warner Brothers, Paramount, 20th Century Fox, Universal, Disney/Touchstone, MGM/UA and Columbia/Tri-Star) which, since 1989, have typically accounted for well over 75% of domestic admission revenues and virtually every one of the top 25 grossing films in a given year. No single major distributor dominates the market. Disruption in the production of motion pictures by the major studios and/or independent producers, poor commercial success of motion pictures or poor relationships with distributors could have a material adverse effect upon the Company's business and results of operations.

         The Company licenses films from each of the major distributors and believes that it has good relationships with these distributors that result in favorable terms and which should continue in the future. The Company also licenses films from independent film distributors on a consistent basis. Because these distributors often have difficulty licensing films at theaters that are well-maintained and technologically up-to-date, these distributors have cooperated with the Company when it seeks to move prints, modify the length of a film's run or change a film's rent. From year to year, the box office revenues of the Company attributable to individual distributors will vary depending upon the films they distribute. Set forth below are the top fifteen distributors for the Company for 1996 and 1997, ranked by the number of films shown.

                DISTRIBUTORS RANKED BY NUMBER OF FILMS EXHIBITED

                  1996                                                          1997
-----------------------------------------------------  -------------------------------------------------------

NAME                             # OF FILMS                     NAME                             # OF FILMS
----                             ----------                     ----                             ----------
Buena Vista                         31                          Buena Vista                          29
Sony                                22                          Sony                                 27
Warner Brothers                     21                          Warner Brothers                      25
Miramax                             20                          Miramax                              18
Paramount                           17                          Paramount                            22
20th Century Fox                    16                          20th Century Fox                     21
MCA/Universal                       15                          MCA/Universal                        11
MGM/UA                              13                          MGM/UA                                7
New Line                            9                           New Line                             14
Gramercy                            6                           Gramercy                              6
Fine Line                           4                           Fine Line                             3
Orion                               4                           Orion                                 3
Samuel Goldwyn                      4                           Samuel Goldwyn                        0
Sony Classic                        4                           Sony Classic                          5
October                             3                           October                               5
                                                                Dreamworld                            3
                                                                Fox Search Light                      4

INDUSTRY OVERVIEW

         Theatrical exhibition is the primary distribution channel for new motion picture releases. The Company believes that the successful theatrical release of a movie abroad and in "downstream" distribution channels, such as home video and pay-per-view, network, syndicated and satellite television, is largely dependent on its successful theatrical release in the United States. The Company further believes that the emergence of new motion picture distribution channels has not adversely affected attendance at theaters and that these distribution channels do not provide an experience comparable to the out-of-home experience of viewing a movie in a theater. The Company believes that the public will continue to recognize the advantages of viewing a movie on a large screen with superior audio and visual quality, while enjoying a variety of concessions and sharing the experience with a large audience. In addition, when compared with other forms of entertainment, such as many sporting events and cultural events, movies remain one of the best entertainment values for families.

         The theatrical exhibition industry is fragmented. Although the eleven largest theater circuits operated approximately 60% of the screens at May 1, 1997, 268 of the remaining approximately 478 exhibitors operated four or fewer screens. From 1986 through 1996 the net number of indoor screens increased from approximately 19,600 to approximately 28,900.

         The multiplex theater was introduced to the moviegoing public in the 1960's and multiplexing is now considered the industry standard. The advantages of a multiplex theatrical format include the following: (i) the ability to play a range of movies to fit the various tastes of the moviegoing public; (ii) the ability to accommodate the expected size of the audience for a particular movie;
(iii) the ability to run a popular movie for a longer period of time and to exhibit newer films immediately upon their release; and (iv) the ability to show a single film in two auditoriums simultaneously, thereby effectively increasing the viewing capacity for a popular film. The major movie theater circuits appear to be focused for the most part on acquiring, upgrading and developing larger multiplex theaters and megaplex complexes (theaters with more than 16 screens) at urban and highway locations.

         Revenues for the theatrical exhibition industry are a function of theater attendance, ticket prices, trends in movie releases and concession sales. According to data released by the Motion Picture Association of America, overall movie theater attendance in the United States over the ten-year period from 1986 to 1996 has remained relatively stable. The Company believes that the primary reason for variances in year-to-year attendance is the overall audience appeal of the films released and to a lesser extent general economic conditions. Admissions revenues increased from a total of approximately $3.8 billion in 1986 to approximately $5.9 billion in 1996, or a compound growth rate of 4.5%. Over the same period, the average ticket price increased at a compound annual growth rate of approximately 1.8%, whereas the U. S. Consumer Price Index increased at a compound annual growth rate of approximately 3.7%. The following table represents the results of a survey by the Motion Picture Association of America outlining the historical trends in U. S. theater attendance, average ticket prices and box office sales for the last ten years.

Year              Attendance (Millions)     Average Ticket Price       U.S. Box Office Sales (Billions)
----              ---------------------     --------------------       --------------------------------
1986                       1,020                    $3.71                      $3.78
1987                       1,090                     3.91                       4.25
1988                       1,080                     4.11                       4.46
1989                       1,260                     3.99                       5.03
1990                       1,189                     4.23                       5.02
1991                       1,141                     4.21                       4.80
1992                       1,173                     4.15                       4.87
1993                       1,244                     4.14                       5.15
1994                       1,292                     4.18                       5.40
1995                       1,263                     4.35                       5.49
1996                       1,339                     4.42                       5.91

         From 1986 to 1996 the number of movies released remained relatively constant, and the Company expects that trend to continue, with some annual variability. The Company also believes that movies generally are being released to a wider number of screens as studios seek to recover higher costs. Historically, the motion picture industry was somewhat seasonal, as major film distributors generally released the films expected to have the greatest commercial appeal during the summer and Thanksgiving through year-end holiday season. The seasonality of motion picture exhibition has become less pronounced in recent years as studios have begun to release major motion pictures somewhat more evenly throughout the year.

COMPETITION

         The motion picture exhibition industry is highly competitive, particularly with respect to licensing films, attracting patrons and acquiring or developing theaters to operate. The Company's theaters compete with theaters operated by national and regional circuits and by smaller independent exhibitors. The Company believes that the principal competitive factors with respect to film licensing include licensing terms, the seating capacity, location and reputation of an exhibitor's theaters, the quality of projection and sound equipment at an exhibitor's theaters and an exhibitor's ability and willingness to promote films. Competition for patrons is dependent upon factors such as the availability of popular films, the location of theaters, the comfort and quality of theaters and ticket prices. The Company believes that it competes favorably with respect to each of these factors.

         There were approximately 489 domestic motion picture exhibitors as of May 1, 1997. Motion picture exhibitors vary substantially in size, from small independent operators of single-screen theaters to large national chains of multi-screen theaters. Many of the Company's larger competitors have been in existence significantly longer than the Company and may be better established in the markets where the Company's theaters are or may, in the future, be located. Certain of the Company's larger competitors have sought to increase the number of theaters and screens in operation in particular markets. Such increases may cause those markets or portions thereof to become overscreened, which could negatively impact the earnings of the Company's theaters, if any, in those markets.

         The Company analyzes the level of competition in a geographic area prior to and in the early stages of the negotiation of any acquisition or development of a theater. This analysis is crucial, as many of the Company's potential theater locations are in well-established communities that have previously experienced the building of large out-of-town multiplexes and the addition of screens to in-town theaters.

         The Company's theaters also face competition from a number of other motion picture delivery systems, such as cable television, direct satellite delivery, video cassettes and pay-per-view television. The impact of such delivery systems on the motion picture exhibition industry is difficult to determine precisely, and there can be no assurance that existing or future delivery systems will not have an adverse impact on attendance at movie theaters. The Company believes that the public will continue to recognize the advantages of viewing a movie on a large screen with superior audio-visual quality as a shared experience in a public forum and that alternative delivery systems do not provide an experience comparable to the out-of-home entertainment experience of attending a movie in a theater. The Company believes that movie theaters also face competition from other forms of outside-the-home entertainment that compete for the public's leisure time and disposable income. Clearview believes that movie exhibition is priced competitively relative to other out-of-home entertainment options, such as music concerts, sporting events and live theater.

EMPLOYEES

         As of March 16, 1998, the Company had 772 employees, of whom 14 work at the corporate headquarters, 6 are district managers, 12 are salaried theater managers and projectionists and 740 are hourly employees. Clearview employs one primary manager and one or more relief managers at each of its theaters. In most of its theaters, each shift (which is five to six hours) has a manager and a projectionist or a single manager/projectionist. Generally, the theater manager serves as the projectionist if the applicable theater has four or fewer screens. In the larger theaters there are separate managers and projectionists. In addition, the Company's six district managers, each of whom also manages a theater within his district, have certain supervisory obligations. The Company has entered into an agreement with the International Alliance of Theatrical Stage Employees union that provides for a skilled projectionist for every shift at a substantial number of its theaters. The Company believes that it has a positive working relationship with the union.

REGULATORY ENVIRONMENT

         The distribution of motion pictures is in large part regulated by federal and state antitrust laws and has been the subject of numerous antitrust cases. The Company has never been a party to any of such cases or the resulting decrees, but its licensing operations are subject to those decrees. The consent decrees resulting from such cases bind certain major motion picture distributors and require the films of those distributors to be offered and licensed to exhibitors, including the Company, on a film-by-film and theater-by-theater basis. Consequently, exhibitors, such as the Company, cannot assure themselves of a supply of films by entering into long-term arrangements with major distributors, but must negotiate for licenses on a film-by-film and theater-by-theater basis.

         The Federal Americans With Disabilities Act (the "Disabilities Act") prohibits discrimination on the basis of disability in public accommodations and employment. The Disabilities Act became effective as to public accommodations in January 1992 and as to employment in July 1992. The Company will have new theaters constructed to be accessible to the disabled and believes that it is otherwise in substantial compliance with all current applicable regulations relating to accommodations for the disabled. The Company intends to comply with any future regulations relating to accommodating the needs of the disabled, and the Company does not currently anticipate that such compliance will require the Company to expend substantial funds.

         The Company's theater operations are also subject to federal, state and local laws governing such matters as wages and working conditions, health and sanitation requirements and licensing. A significant portion of the Company's employees are paid just above the federal minimum wage and, accordingly, further increases in that minimum wage could increase the Company's labor costs.

         In connection with the construction, renovation and operation of its theaters, the Company and its contractors and landlords are required to obtain proper building and operating permits and to comply with the other requirements of local zoning and other laws and regulations. The Company does not anticipate that compliance with such laws and regulations will have a material adverse effect on its business.

                                      * * *

                              CAUTIONARY STATEMENTS

         This report on Form 10-KSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included in this report, including, without limitation, the statements under "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and located elsewhere herein regarding industry prospects, the Company's prospects and the Company's financial position are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed in this report, including, without limitation, in conjunction with the forward-looking statements set forth below. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

LIMITED OPERATING HISTORY AND RESULTS

         The Company was incorporated on November 23, 1994 and acquired the leaseholds of four theaters with eight screens on December 21, 1994. The Company, which was organized as a vehicle to acquire theaters, acquired the leaseholds of 25 additional theaters and acquired 7 theaters together with their underlying real estate since its initial acquisition and has 169 screens in operation as of March 23, 1998. Therefore, the Company has a limited combined operating history. In addition, the Company incurred net losses of $216,316, $218,328 and $1,328,938 in 1995, 1996 and 1997, respectively. There can be no assurances that the Company will have net income in the near future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements, including the notes thereto, appearing elsewhere in this report.

EXPANSION PLANS

         The Company's strategy is to acquire or develop theaters at a rapid pace and add screens in its theaters where appropriate. The Company's ability to implement its expansion plans will depend on a number of factors, including obtaining any required financing, the selection and availability of suitable locations, the hiring and training of sufficiently skilled management and other personnel and other factors, such as general economic and demographic conditions, that are beyond the control of the Company. There can be no assurances that the Company will be able to execute this strategy at its contemplated pace or to operate profitably the theaters that it acquires or develops. See "Business--Business Strategy."

         NEED FOR ADDITIONAL FINANCING

         In accordance with the Company's strategic plan, Clearview intends to continue to acquire theaters and it is pursuing the acquisition of additional locations. However, in order to fund its plans for continued growth, the Company will require additional debt financing, which it is currently seeking, and may need to seek additional equity financing. Failure to obtain any such financing could require the Company to significantly curtail its acquisition activities and reduce its planned capital expenditures and could have a material adverse effect on the Company's ability to achieve its business strategy.

         The Company's estimates of its cash requirements to develop or acquire and renovate theaters and service any debts incurred in connection with such development or acquisition and renovation are and will be based upon certain assumptions, including assumptions as to the Company's revenues and cash flows after any such acquisition or development. There can be no assurances that such assumptions will prove to be accurate or that unforeseen costs will not be incurred.

         DEPENDENCE ON ABILITY TO SECURE FAVORABLE LOCATIONS AND LEASE TERMS

         The success of the Company's strategic plan is dependent on its ability to acquire or develop theaters in favorable locations with advantageous lease terms. There can be no assurances that the Company will be able to locate or develop theaters in appropriate communities or, if it does locate any such theaters, lease them on favorable terms. The failure of the Company to acquire or develop theaters in favorable locations or to lease theaters on advantageous terms could result in an inability to fully implement its strategic plan. See "Business--Business Strategy."

         POSSIBLE RISKS IN THEATER DEVELOPMENT AND RENOVATION

         In connection with the development of new theaters, the Company either will enter into an agreement with the property owner/developer who will oversee almost all of the construction and completion of a theater or will oversee that construction and completion itself. When acquiring the right to operate an existing theater (either by entering into a lease or purchasing the theater and its underlying real estate), the Company generally will take responsibility for the completion of any proposed renovations or the construction of new screens. As a result, the Company will, at times, be subject to some of the risks inherent in the development of real estate, many of which are beyond its control. Such risks include changes in federal, state or local laws or regulations, strikes, adverse weather, material shortages and increases in the costs of labor and materials. There can be no assurances that any such theater development or renovation will be successfully completed in a timely manner.

DEPENDENCE ON PRESIDENT AND CHIEF EXECUTIVE OFFICER

         The Company's success depends upon the continued contributions of A. Dale Mayo, its Chairman of the Board, President and Chief Executive Officer. The loss or unavailability of Mr. Mayo to the Company for an extended period of time could have a material adverse effect upon the Company's business and development. To the extent that the services of Mr. Mayo are unavailable to the Company for any reason, the Company will be required to hire other personnel to manage and operate the Company. There can be no assurances that the Company will be able to locate qualified personnel to manage and operate the Company or to employ them on acceptable terms. The Company has entered into an employment agreement with Mr. Mayo that provides for his employment through 2003. In addition, the Company maintains key man life insurance in the amount of $2.5 million on the life of Mr. Mayo.

GEOGRAPHIC CONCENTRATION

         Each of the Company's current theaters is located in the New York/New Jersey metropolitan area and the theaters that it has agreed to or is contemplating acquiring or developing are principally in the same area. As a result, negative economic or demographic changes in that area would have a disproportionately large and adverse effect on the success of the Company's operations when compared to the effect of any such changes on its competitors that have a wider geographic distribution of theaters.

COMPETITION

         The motion picture exhibition industry is highly competitive, particularly with respect to licensing films, attracting patrons and finding theater sites. There are a number of well-established theater circuits with substantially greater financial and other resources than the Company that operate in the New York/New Jersey metropolitan area and in the Middle Atlantic and New England states generally. Some of these theater operators have been in existence significantly longer than the Company and may be better established in the Company's markets and better capitalized. Moreover, alternative delivery systems are available for the presentation of filmed entertainment, including cable television, direct satellite delivery, video cassettes and pay-per-view television. An expansion of such delivery systems could have a material adverse effect on movie theater attendance in general and upon the Company's business and results of operations in particular. See "Business--Industry Overview" and "--Competition."

DEPENDENCE ON FILMS

         The ability of the Company to operate successfully depends upon a number of factors, the most important of which is the availability of marketable motion pictures. Poor relationships with film distributors, a disruption in the production of motion pictures or poor commercial success for motion pictures could have a material adverse effect upon the Company. See "Business--Film Licensing."

DEPENDENCE ON CONCESSION SALES

         Concession sales accounted for approximately 23% of the Company's revenues in each of the years ended December 31, 1996 and 1997. Accordingly, the financial success of the Company depends, to a significant extent, on its ability to successfully generate concession sales in the future.

FLUCTUATIONS IN QUARTERLY RESULTS OF OPERATIONS

         Generally, the most marketable motion pictures have been released during the summer and the Thanksgiving through year-end holiday season. Thus, the motion picture exhibition industry's revenues have been seasonal. The emergence of hit films during other periods can alter this traditional trend. In addition, the seasonality of motion picture exhibition has become less pronounced in recent years as studios have begun to release major motion pictures somewhat more evenly throughout the year. In any case, the timing of releases is likely to have a substantial effect on the Company's results of operations and the results for any one quarter are not necessarily indicative of results of operations for subsequent quarters. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Quarterly Results and Seasonality."

HOLDING COMPANY STRUCTURE; RESTRICTIONS ON ACCESS TO CASH FLOW OF SUBSIDIARIES

         Clearview is a holding company with no business operations of its own. Clearview's only significant assets are the outstanding capital stock of its subsidiaries. Clearview conducts all its business operations through its subsidiaries. There can be no assurance that Clearview's subsidiaries will generate sufficient cash flow to meet the Company's obligations. Furthermore, the terms of the Senior Credit Facility place restrictions on the subsidiaries' ability to pay dividends or to make distributions, and in any event, such dividend or distributions may only be paid if no default has occurred under the Senior Credit Facility. See "--Substantial Leverage; Restrictions Imposed by the Terms of the Company's Indebtedness" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                      * * *

                        EXECUTIVE OFFICERS OF THE COMPANY

         Set forth below is certain information as of March 23, 1998 concerning the Company's executive officers.

          NAME                                AGE        POSITION
          ----                                ---        --------
          A. Dale Mayo                        56         Chairman of the Board, President, Chief Executive Officer
                                                         and Director
          Paul Kay                            57         Senior Vice President - Operations
          Craig L. Zeltner                    47         Vice  President - Film and President - Cinema Services
                                                         Division
          Sueanne Hall Mayo                   51         Vice  President - Management Information Systems and
                                                         Assistant Secretary
          Joan M. Romine                      46         Treasurer and Chief Financial Officer
          Robert D. Lister                    29         General Counsel and Secretary

         A. DALE MAYO has been the Chairman of the Board, President and Chief Executive Officer and a director of the Company since its incorporation. He was the president of Clearview Cinema Corp. from 1987 to 1993. Mr. Mayo is a member of the Foundation of Motion Picture Pioneers and the Motion Picture Club. He is married to Sueanne Hall Mayo. Mr. Mayo is a Class III Common Director, with a term expiring in 2000.

         PAUL KAY was appointed Senior Vice President-Operations on February 23, 1998 and had been the Vice President - Operations of the Company since its incorporation. He was the vice president and general manager of Clearview Cinema Corp.(1) from 1987 to 1993.

         CRAIG ZELTNER was appointed Vice President - Film and President of the Company's Cinema Services Division on February 23, 1998. Prior to joining Clearview, Mr. Zeltner had been President of Cinema Services, Inc., an independent film buying service, for more than five years.

         SUEANNE HALL MAYO has been the Vice President - Management Information Systems and Secretary of the Company since 1997 and a director since its incorporation. She joined the Company upon its incorporation as its Vice President - Finance and Treasurer. Ms. Mayo was the treasurer of Clearview Cinema Corp. from 1987 to 1993. She is married to A. Dale Mayo. Ms. Mayo is a Class II Common Director, with a term expiring in 1999.(1)

         JOAN M. ROMINE has been the Treasurer and Chief Financial Officer of the Company since 1997. Prior to joining the Company in 1996 as its Controller, she was the controller of Magic Cinemas, L.L.C. from 1995 through 1996 and controller, treasurer and secretary of Hanita Cutting Tools, Inc., a U.S. subsidiary of an international metalworking company, from 1988 through 1995.

         ROBERT D. LISTER has been the General Counsel and Secretary of the Company since March 1998. From September 1993 through March 1996, Mr. Lister was an associate attorney with Kelley Drye & Warren, a New York law firm, and served as associate general counsel of Merit Behavioral Care Corporation, a behavioral healthcare company, from March 1996 until his employment by the Company.

         A. Dale Mayo, who is the Chairman of the Board, President and Chief Executive Officer and a director of the Company, is married to Sueanne Hall Mayo, who is the Vice President - Management Information Systems and Secretary and a director of the Company.

------------------------------
(1) Clearview Cinema Corp. was founded in 1987 by Mr. Mayo and two other persons to operate one theatre and it acquired an additional three theatres over the next several years. It was sold in 1993, after Mr. Mayo and his then-partners were unable to agree on its future, with Mr. Mayo retaining the rights to the Clearview name and trademark and one of those theatres through 1994.

ITEM 2.  DESCRIPTION OF PROPERTY.

         The Company leases or sub-leases all of its theaters other than seven theaters located in Tenafly and Bergenfield, New Jersey, and Bronxville, Mamaroneck, New City, Manhasset and Babylon, New York. Those seven theaters are owned by the Company. The theaters located in Baldwin, New Hyde Park and Port Washington, New York are being operated under agreements under which the Company pays rent to the landlords and has the right to acquire the underlying leaseholds and related theater equipment upon paying the optionor an amount to be calculated based on the operating cash flow of the theaters. The option will expire in September 2000 if not exercised, and the three theaters would then be returned to the optionor. The Company has leased the Roslyn Theater from Tower Theater 20, Inc. since acquiring the theater in November 1997. The Company also acquired in February 1998 an option to purchase a twinplex theater located in Millburn, New Jersey, which the Company currently leases, for a purchase price of $1.15 million.

         When the Company develops a theater or negotiates directly with a landlord, the term of the relevant lease, including all renewal options, is usually more than twenty-five years. If a lease is acquired from an exhibitor, typically the lease is assigned to Clearview and still has a substantial term. Most of the Company's current leases have terms, including all renewal options, of at least ten years and provide for periodic rent increases. Only one theater that is leased by the Company has a lease that expires in the next five years under which the Company does not have one or more renewal options and that theater is not material to the Company's business and future operations. All of the Company's landlords are unaffiliated third parties. As of December 31, 1997, the aggregate annual minimum lease payments for all the Company's theaters over the next five years are as follows: 1998: $2,685,334; 1999: $2,699,106;
2000: $2,646,440; 2001: $2,557,795; and 2002: $2,602,006.

         The Company's corporate office is located in approximately 4,000 square feet of space in Chatham, New Jersey, and is subject to a lease agreement, the term of which expires on December 31, 2002.

         The Company has entered into an agreement with the Nelson Ferman Theater organization to acquire the right to develop a new multiplex theater. This theater project will include 14 screens in Mansfield Township, New Jersey. Construction is scheduled to begin in the near future once final permits are approved. If construction permits have been obtained, the Company will become liable for 50% of the monthly rent payments beginning on May 1, 1998, and will become liable for the full monthly rent payments on January 1, 1999.
The Company's Mansfield theater complex would be the only multiplex in Warren County, New Jersey.

         In March 1998, the Company entered into an agreement with HRE Properties, Inc., subject to obtaining certain approvals, to develop a new 15-screen multiplex theater in the Carmel ShopRite Center in Putnam County, New York. The agreement provides that the Company will provide the seats and concession stands after the theater is constructed, and become liable for monthly rental payments the earlier of 120 days after the landlord completes construction or when the Company begins operating the theater.

         In February 1997, the Company entered into an agreement with LPM Services, Inc. to lease a new multiplex theater to be constructed by the landlord on a "turn key" basis. This theater project will include
10 screens in Bayonne, New Jersey. The landlord agreed to install all theater seats, projection and sound equipment, concession stands, and final finishes according to the Company's specifications. This theater complex would be the only multiplex in Bayonne. As of March 23, 1998, the theater has not yet been constructed.

         The following table sets forth certain ownership information regarding the theaters currently operated by the Company.

Date Of                                                             Means Of
Acquisition           Community              County/State           Ownership         Expiration
-----------           ---------              ------------           ---------         ----------
Dec. 21, 1994         Bernardsville          Somerset, NJ           Lease             Dec. 31, 1999(2)
Dec. 21, 1994         Chester                Morris, NJ             Lease             Jan. 31, 2008(2)
Dec. 21, 1994         Madison                Morris, NJ             Lease             Dec. 31, 2000(2)
Dec. 21, 1994         Manasquan              Monmouth, NJ           Lease             Jan. 14, 2000
Sept. 8, 1995         Baldwin                Nassau, NY             Lease             Aug. 31, 2015
Sept. 8, 1995         New Hyde Park          Nassau, NY             Lease             Aug. 31, 2022
Sept. 8, 1995         Port Washington        Nassau, NY             Lease             Jan. 31, 2010
May 29, 1996          Clifton                Passaic, NJ            Lease             Jan. 14, 2007
May 29, 1996          Emerson                Bergen, NJ             Lease             Dec. 31, 2006
May 29, 1996          New City               Rockland, NY           Lease             Dec. 31, 2017
May 29, 1996          Washington Twp.        Bergen, NJ             Lease             Oct. 31, 2006
July 18, 1996         Bedford                Westchester, NY        Lease             Dec. 31, 2011
July 18, 1996         Mount Kisco            Westchester, NY        Lease             Dec. 31, 2003
Dec. 13, 1996         Bergenfield            Bergen, NJ             Own               (4)
Dec. 13, 1996         Closter                Bergen, NJ             Lease             Aug. 31, 1999(2)
Dec. 13, 1996         Tenafly                Bergen, NJ             Own               (4)
July 2, 1997          Summit                 Union, NJ              Lease             Dec. 31, 2007(2)
Sept. 12, 1997        Bronxville             Westchester, NY        Own               (4)
Sept. 12, 1997        Larchmont              Westchester, NY        Lease             Sep. 30, 2016(2)
Sept. 12, 1997        Mamaroneck             Westchester, NY        Own               (4)
Sept. 12, 1997        New City               Rockland, NY           Own               (4)
Sept. 12, 1997        Wayne                  Passaic, NJ            Lease             (2)(5)
Nov. 7, 1997          Roslyn                 Nassau, NY             Lease             Apr. 30, 2013 (3)
Nov. 21, 1997         Parsippany             Morris, NJ             Lease             Dec. 23, 2015(2)(6)
Nov. 21, 1997         Succusunna             Morris, NJ             Lease             Dec. 31, 2019(2)
Dec. 9, 1997          Edison                 Middlesex, NJ          Lease             Dec. 31, 2004(2)
Dec. 9, 1997          Woodbridge             Middlesex, NJ          Lease             Dec. 30, 2003
Dec. 12, 1997         Bellevue               Monmouth, NJ           Lease             Nov. 30, 2017(2)
Dec. 12, 1997         Cedar Grove            Essex, NJ              Lease             May 31, 2010
Dec. 12, 1997         Kinnelon               Morris, NJ             Lease             Apr. 30, 2002(2)
Dec. 12, 1997         Middlebrook            Morris, NJ             Lease             Oct. 31, 1999(2)
Jan. 29, 1998         Millburn               Essex, NJ              Lease             Apr. 30, 1998(2)(3)
Feb. 13, 1998         Montclair              Essex, NJ              Lease             Dec. 31, 2016(2)
Feb. 15, 1998         Montclair              Essex, NJ              Lease             Feb. 15, 2008(2)
Mar. 6, 1998          Manhasset              Nassau, NY             Own               (4)
Mar. 6, 1998          Babylon                Suffolk, NY            Own               (4)
Mar. 23, 1998         Cobble Hill            Kings, NY              Lease             Mar. 23, 2003(2)
-----------------------

(1) This is an existing theater that is to be leased from a party who is acquiring it from its current owner.

(2) Under these leases, the Company has one or more renewal options.

(3) The Company currently leases this theater and has an option to purchase it.

(4) Not applicable because the theater is owned by the Company.

(5) This lease expires 20 years from the date permits were issued for the construction of the theater.

(6) This lease was initially recorded on December 23, 1994, and expires 21 years from the date permits were issued for the construction of the theater.



ITEM 3.  LEGAL PROCEEDINGS.

          From time to time the Company is involved in litigation in the ordinary course of its business. Currently, the Company does not have pending any litigation that would have a material adverse effect upon the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          There were no matters submitted to a vote of security holders, by means of solicitation of proxies or otherwise, during the fourth quarter of 1997, except that the Company submitted a unanimous written consent and waiver dated December 12, 1997, to a vote of MidMark Capital, L.P., the sole holder of the Class A Convertible Preferred Stock of the Company, for the issuance of Class B Preferred Stock.

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

          The Company's shares of Common Stock, par value $.01 per share ("Common Stock"), are listed on the American Stock Exchange. The trading symbol for the Company's Common Stock is CLV. The Company's shares of Class A Convertible Preferred Stock, par value $.01 per share ("Class A Convertible Preferred Stock"), and Class B Nonvoting Cumulative Redeemable Preferred Stock, par value $0.01 per share ("Class B Preferred Stock"), are not listed on any exchange and are not traded over-the-counter.

          The following table sets forth the range of the low and high sale price for the Common Stock for each calendar quarter indicated since the Company's initial public offering on August 19, 1997 (the "Initial Public Offering").

                 1997                        High             Low
                 ----                        ----             ---
          Third Quarter
            (from August 19, 1997)          $17.25           $ 8.25

          Fourth Quarter                    $14.25           $10.19


          As of March 23, 1998, the Company had approximately 30 holders of record of the Company's Common Stock, one holder of record of the Company's Class A Convertible Preferred Stock, and two holders of record of the Company's Class B Preferred Stock.

         The Company paid a $10,000 dividend on its Common Stock in 1996. The Company has paid no dividends in 1997 on its Common Stock and does not anticipate paying dividends in the foreseeable future. Pursuant to the Amended and Restated Credit Agreement dated September 12, 1997, by and among the Company, its wholly-owned subsidiaries, and The Provident Bank, the Company may not, directly or indirectly, declare, order, pay, make or set apart any sum for any dividend or other distribution on any account of any shares of any class of its stock or any of its subsidiaries, except a dividend payable solely in shares of that class of stock to the holders of that class.

         In 1997, since the Initial Public Offering, the Company has issued 104,297 unregistered shares of its Common Stock. On November 21, 1997, the Company issued a total of 41,797 shares of its Common Stock, which represented the number of shares with an aggregate average market value of $500,000 for the ten trading days prior to November 21, 1997, to F&N Cinema, Inc. ("F&N") and Roxbury Cinema, Inc. ("Roxbury"), as a portion of the purchase price under an Asset Purchase Agreement dated as of November 21, 1997, by and among the Company, its wholly-owned subsidiaries CCC Succasunna Cinema Corp. and CCC Parsippany Cinema Corp., and F&N, Roxbury, John Nelson, Pamela Ferman and Seth Ferman; pursuant to which the Company's subsidiaries acquired leasehold interests and certain furniture, fixtures, equipment and personal property related to the operation of two theaters with a total of 22 screens in Parsippany and Succasunna, New Jersey.

         On December 12, 1997, the Company issued 62,500 shares of its Common Stock, which represented the number of shares with an aggregate average market value of $703,125 calculated on the last trading day immediately prior to December 12, 1997, to The New Bellevue Theater Corp. in exchange for (i) the transfer of certain furniture, fixtures, equipment and personal property related to the operation of a four-screen theater located in Upper Montclair, New Jersey, and (ii) the acquisition of a leasehold interest in the real property on which the theater is located; pursuant to an Agreement and Plan of Reorganization dated as of November 14, 1997, by and among the Company, its wholly-owned subsidiary CCC Bellevue Cinema Corp., The New Bellevue Theater Corp., and Jesse Sayegh ("Mr. Sayegh").

         All of the shares of the Company's Common Stock were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         The Company has achieved significant growth in theaters and screens since its formation in November, 1994. Since inception of its business in December, 1994, when the Company acquired the right to operate four theaters with eight screens, the Company has acquired the right, through December 31, 1997, to operate an additional 27 theaters with 129 screens, has added six screens to two existing theaters and has constructed a new 5-screen theater in an existing building, resulting in a total of 31 theaters and 148 screens operated by the Company at December 31, 1997. Through March 23, 1998, the Company has acquired four additional theaters and the right to operate two other theaters, with 21 total screens resulting in a total of 37 theaters and 169 screens. The Company expects that its future revenue growth will be derived primarily from the acquisition of additional theaters, the addition of screens to existing theaters and the development of new theaters. In order to fund its plans for continued growth, the Company will require additional debt financing, which it is currently seeking, and may need to seek additional equity financing. Failure to obtain any such financing could require the Company to significantly curtail its acquisition activities. The Company has had no theater closings since inception.

         The Company's revenues are predominantly generated from box office receipts, concession sales and on-screen advertising. Direct theater costs include film rental and booking fees and the cost of concessions. Other theater operating expenses consist primarily of theater labor and related fringe benefit costs and occupancy costs (including rent and/or real estate taxes, utilities, repairs and maintenance, cleaning costs and supplies). Film rental costs are directly related to the popularity of a film and the number of weeks the film has run. Film rental costs generally decline as a percentage of box office receipts the longer a film has been showing. As certain concession items, such as fountain drinks and popcorn, are purchased in bulk and not prepackaged for individual servings, the Company has significant gross profit margins on those items.

         General and administrative expenses consist primarily of corporate overhead costs, such as management and office salaries and related fringe benefit costs, professional fees, insurance costs and general office expenses. The Company believes that its current internal controls and management information system will allow the Company to expand its number of screens without incurring proportionate increases in general and administrative expenses. The management information system has on-line capabilities to collect information concerning box office receipts, ticketing, concession sales, inventory control and booking. This system allows the Company to closely track and manage box office and concession revenues.

         During 1997, the Company completed the acquisition of 14 theaters with 79 screens. In September 1997, the Company acquired three theaters with the underlying real estate and the leaseholds of two other theaters with a total of 14 screens, all located in New York or New Jersey, funded by the net proceeds of its initial public offering. In November 1997, the Company purchased the leaseholds of two theaters with a total of 22 screens located in New Jersey for a combination of cash, subordinated debt and common stock. In December 1997, the Company purchased the leaseholds of four additional theaters with a total of 27 screens, also located in New Jersey, for cash, Class B redeemable preferred stock and common stock. In two other separate 1997 transactions, the Company purchased the leaseholds of three additional theaters in New Jersey with a total of 16 screens. In addition, the Company added six screens to two existing theaters and constructed a new five-screen theater in 1997.

RESULTS OF OPERATIONS

         YEAR ENDED DECEMBER 31, 1997 AND 1996

         Total Revenues. Total revenues for 1997 increased 110.6 % to $17,261,977 from $8,197,974 in the comparable 1996 period. The increase in box office receipts resulted primarily from an increase in box office receipts due to an increase in attendance of 116.4% to approximately 2,380,000 attendees in 1997 from approximately 1,100,000 attendees in 1996. This increase in attendance is attributable primarily to the Company's operation of the nine theaters acquired during 1996 for a full year in 1997, as well as the operation of the 14 theaters acquired and the one theater developed during 1997. The increase in revenue attributable to increased attendance was offset by a decrease in average ticket price from $5.63 in 1996 to $5.43 in 1997. The decrease was due primarily to the timing of the 1997 acquisitions, which occurred just prior to the December holiday season when attendance by children, whose average ticket prices are lower, increases. Total concession sales increased 110.3% for 1997 to $3,914,416 from $1,861,155 in the comparable 1996 period, primarily due to the increase in the number of theaters operated.

         Film Rental and Booking Fees. Film rental and booking fees increased 104.1% to $6,168,380 in 1997 from $3,022,377 in 1996, principally due to the operation of additional theaters as discussed above. Film rental and booking fees, as a percentage of box office receipts, decreased to 47.7% for the year ended December 31, 1997 compared to 48.8% for the 1996 period.

         Cost of Concession Sales. Cost of concession sales for 1997 increased 126.9% to $634,395 from $279,549 for 1996. This increase is attributable primarily to the operation of the additional theaters acquired in 1997 and 1996. As a percentage of concession revenues, the cost of concession sales increased from 15.0% in 1996 to 16.2% in 1997. This increase was attributable to the number of theaters the Company added at the height of the 1997 holiday season when the majority of the concession sales are lower margin candy sales.

         Theater Operating Expenses. Theater operating expenses increased 99.8% to $6,590,703 in 1997 from $3,297,825 during 1996. This increase is attributable primarily to the operation of the additional theaters acquired in 1997 and 1996. As a percentage of total revenues, theater operating expenses decreased to 38.2% in 1997 from 40.2% in 1996. The decrease, as a percentage of total revenues, is primarily due to the Company's ability to control and manage its variable costs, such as labor, and the lower average per-theater fixed costs, such as occupancy costs, property taxes and utilities, of the theaters acquired in 1997 as compared to the Company's other theaters.

         General and Administrative Expenses. General and administrative expenses increased by 91.7% to $1,130,855 in 1997 from $589,822 in 1996. This increase is due principally to the hiring of additional personnel and related increases in salaries resulting from the transition from seven locations and 21 screens at January 1, 1996 to 16 locations and 60 screens at January 1, 1997 and to 31 theaters and 148 screens at December 31, 1997. The increase is also due to the increase in certain costs in 1997, such as professional fees, which are typically associated with the transition from a private company to a public company. As a percentage of total revenues, however, general and administrative expenses decreased to 6.6% during 1997 from 7.2% during 1996. This decrease is primarily due to the Company's internal controls and management information system which allowed the Company to expand its number of screens without incurring proportionate increases in general and administrative expenses.

         Depreciation and Amortization. Depreciation and amortization expense increased 223.0% to $2,051,163 in 1997 from $635,007 in 1996. This increase is a direct result of the 14 additional theaters acquired in 1997, which significantly increased the Company's depreciable and amortizable assets, as well as the effect of a full year of depreciation and amortization on the assets of the nine theaters acquired in 1996.

         Operating Income. Operating income for 1997 increased 83.8% to $686,481 from $373,394 for the comparable 1996 period. As a percentage of total revenues, operating income decreased to 4.0% for the year ended December 31, 1997, compared to 4.6% for the year ended December 31, 1996. Operating income decreased as a percentage of total revenues primarily due to the substantial increase in depreciation and amortization expense, which more than tripled in 1997 over 1996, compared to total revenues, which doubled over the same period. Excluding depreciation and amortization, increases in the Company's other operating expenses were less, on a percentage basis, than the growth in total revenues, as summarized below:

                                                                  Percentage
                                                             Increase over 1996
                                                             ------------------
                  Total theater revenues                             110.6%
                  Film rental and booking fees                       104.1%
                  Other theater operating expenses                    99.8%
                  General and administrative expenses                 91.7%
                  Depreciation and amortization                      223.0%

         Interest Expense. Interest expense increased 240.6% in 1997 to $2,015,419 from $591,722 in 1996. The Company's borrowing rate on its credit facility decreased from Prime +2% to Prime +1.5% in September 1997. This decrease was offset by a significant increase in total debt outstanding during 1997 as a result of the Company's acquisitions.

         Net Loss. Net loss for the year ended December 31, 1997 increased to $1,328,938 from $218,328 in the comparable 1996 period. This increase in net loss is attributable primarily to the substantial increases in both depreciation and amortization ($1,416,156) and interest expense ($1,423,697), together totaling over $2,800,000. These increases are due to the additional screens operated by the Company in 1997 and their related acquisition financing costs, which are offset by reduced film rental costs, theater operating expenses and general and administrative expenses, which were less, on a percentage basis, than the growth in total revenues.

 YEARS ENDED DECEMBER 31, 1996 AND 1995

         Total Revenues. Total revenues for 1996 increased 249.5% to $8,197,974 from $2,345,697 in 1995. This increase in total revenues was primarily a result of an increase in attendance of 249.2% to 1,101,251 attendees from 315,406 attendees in 1996 and 1995, respectively. The increase in attendance occurred principally because of the addition of 39 screens during 1996 and the first full year of operation of the 13 screens added during 1995. Revenues from those theaters operated by the Company throughout 1995 and 1996 increased 15.7% from $1,541,843 to $1,783,260. This increase in same theater revenues was attributable primarily to an overall increase in attendance at two theaters and the conversion from a single-screen to a triplex at another theater location. Average ticket prices for the Company's theaters remained relatively constant during 1995 and 1996. Total concession sales increased 235.5% in 1996 to $1,861,155 from $554,671 in 1995 principally for the same reasons.

         Film Rental and Booking Fees. Film rental and booking fees increased 266.9% for 1996 to $3,022,377 from $823,791 for 1995. As a percentage of box office receipts, film rental and booking fees increased to 48.8% from 46.8% for the years ended December 31, 1996 and 1995, respectively. This increase is primarily attributable to the timing of the Company's acquisition of six theaters in May and July of 1996 (film rental and booking fees as a percentage of box office receipts are generally higher during the summer months than most of the rest of the year).

         Cost of Concession Sales. Cost of concession sales for 1996 increased 181.6% to $279,549 from $99,261 for 1995. As a percentage of concession revenues, the cost of concession sales decreased to 15.0% from 17.9% for the years ended December 31, 1996 and 1995, respectively. The Company's gross margin on concession revenues improved in 1996 when compared to 1995 as a result of obtaining volume discounts.

         Theater Operating Expenses. Theater operating expenses increased 205.8% to $3,297,825 for 1996 from $1,078,370 for 1995 primarily due to the Company's acquisitions during 1996. As a percentage of total revenues, theater operating expenses decreased to 40.2% from 46.0% for the years ended December 31, 1996 and 1995, respectively. This reduction was due to the Company's careful management of its theater labor and fringe benefit costs and the lower average per-theater fixed costs, such as occupancy costs, taxes and common area maintenance costs, of the theaters acquired in 1996 as compared to the Company's other theaters. As a percentage of box office receipts, theater labor and fringe benefit costs decreased to 20.9% from 23.2% for the years ended December 31,1996 and 1995, respectively.

         General and Administrative Expenses. General and administrative expenses for 1996 increased 57.2% to $589,822 from $375,262 for 1995. This increase is due principally to the hiring of additional personnel and increases in salaries resulting from the transition from seven locations and 21 screens at the beginning of 1996 to 16 locations and 60 screens by the end of 1996. As a percentage of total revenues, however, general and administrative expenses decreased to 7.2% from 16.0% for the years ended December 31, 1996 and 1995, respectively. This decrease is primarily due to the Company's internal controls and management information system which allowed the Company to expand its number of screens without incurring proportionate increases in general and administrative expenses.

         Depreciation and Amortization. Depreciation and amortization expense for 1996 increased 537.4% to $635,007 from $99,632 for 1995. This increase was primarily a result of the acquisition of the nine theaters acquired in 1996, which significantly increased the Company's depreciable and amortizable assets.

         Operating Income. Operating income for 1996 increased to $373,394 from an operating loss of $130,619 for 1995. This increase in the Company's operating income was primarily due to certain improvements in operating efficiency, the lower average occupancy costs per-theater of the theaters acquired in 1996 as compared to the Company's other theaters, and an increase in general and administrative expenses which was less, on a percentage basis, than the growth in total revenues.

         Interest Expense. Interest expense for 1996 increased 590.5% to $591,722 from $85,697 for 1995. The increase was primarily attributable to the significant increase in the Company's total debt during 1996, which was primarily incurred to finance the Company's acquisitions during that year.

         Net Loss. Net loss for 1996 increased 1.0% to $218,328 from a net loss of $216,316 for 1995. The increase in net loss was primarily due to the Company's acquisitions during 1996 that resulted in a significant increase in depreciation and amortization expense, which is a non-cash expense, and a large increase in interest expense, offset by better operating efficiencies indicated above.

LIQUIDITY AND CAPITAL RESOURCES

         The Company receives substantially all of its revenues in cash from box office receipts and concession sales and, therefore, benefits from minimal accounts receivable and inventory requirements. The Company's most significant operating expenses, film rental and booking fees, continue to be paid to distributors 30 to 45 days following the receipt of the applicable cash ticket payments. In addition, nearly all of the Company's other operating expenses, such as theater payroll and theater rent, are paid bi-weekly or monthly, respectively. The period between the receipt of cash from operations and use of that cash to pay the related expenses provides certain operating capital to the Company. Average per screen film rental and booking fees payable declined to approximately $11,000 at December 31, 1997 from approximately $11,600 at December 31, 1996.

         Since the Company is in an industry which is capital intensive, substantially all of its assets are non-current. The Company's primary current asset is cash, while inventories are relatively insignificant throughout the fiscal year. The Company had negative working capital of $5,334,136 at December 31, 1997 and $1,710,825 at December 31, 1996, respectively. The increase in negative working capital is attributable to the increase in the current portion of long-term debt used to finance the Company's 1997 theater acquisitions, and the increase in film rental and booking fees payable due to the increase in the number of screens.

         The Company has financed its day-to-day operations principally from the cash flow generated by its operating activities. Such cash flow totaled $3,934,204 in 1997, as compared to $1,147,062 in 1996. The difference between the Company's net loss and its cash flow from operating activities is principally due to the Company's depreciation and amortization expense of $2,051,163 in 1997 and $635,007 in 1996, which are non-cash expenses, and increases in accounts payable and accrued expenses.

         The Company's capital requirements in 1997 and 1996 arose principally in connection with theater acquisitions ($37.9 million), the renovation of acquired and existing theaters ($2.4 million), the development of a new theater ($866,000) and the addition of screens to an existing theater ($258,000). Capital expenditures, exclusive of theater acquisitions, totaled approximately $3,486,000 in 1997 and $318,000 in 1996. During 1997, the Company funded its capital expenditures, including theater acquisitions, through the net proceeds of its initial public offering of approximately $7.067 million approximately $24 million of bank borrowings, issuance of $6.0 million of subordinated debt, the issuance of 750 shares of Class B redeemable preferred stock valued at $750,000 and the issuance of 104,297 shares of common stock, valued at approximately $1.2 million.

         In September 1997, the Company entered into an amended and restated credit agreement with Provident Bank (the "Credit Facility") consisting of a revolving credit line of $1.0 million, a term note of $12 million and a second term note of $17 million, the proceeds of which were used to refinance existing term loans of $10.4 million and to finance certain of the Company's 1997 theater acquisitions. In December 1997 the Company further increased its Credit Facility to $36 million by increasing the availability under the second term note to $23 million through the participation of an additional bank, the proceeds of which were used to finance certain theater acquisitions. In February 1998, the Company further increased its Credit Facility by obtaining a third term note totaling $5.8 million which was used to acquire five additional theaters with screens. The total Credit Facility is $41.8 million at March 24, 1998, of which $40.8 million is outstanding.

         The revolving credit line of $1 million terminates in September 2002 and can be used for refinancing existing debt, financing working capital, financing acquisitions and for general corporate purposes. There were no amounts outstanding on the revolving credit line at December 31, 1997 or March 24, 1998.

         The Credit Facility is collateralized by substantially all of the assets of the Company and contains various restrictive covenants, including maintenance of specified levels of net worth and debt coverage ratios. As of December 31, 1997, the Company was not in compliance with one of the financial covenants of its Credit Facility and has obtained a waiver of such noncompliance from the bank. In February 1998, the covenant restrictions under the Credit Facility were amended in connection with issuance of the Term Note
C. Based on the present covenant restrictions, the Company expects to be in compliance with the covenant restrictions under the Credit Facility through 1998.

         All loans under the Credit Facility bear interest at prime plus 1.5%. Principal payments under the term loans are due quarterly commencing in April 1998 for the first and second term loans and commencing in October 1998 for the third term loan. As of March 23, 1998, principal payments due in 1998 are approximately $3.2 million.

         In November 1997, the Company issued $6 million in subordinated notes payable to the seller in connection with the Nelson Ferman acquisition. The notes bear interest at 10 1/2% payable monthly. The principal and any unpaid interest on one note in the amount of $2 million is due on the earliest of the consummation of a private debt offering or January 1999. The principal on the $4 million note is due the earlier of the consummation of a private debt offering or December 2002. During December 1997, the Company converted $600,000 of subordinated notes payable to related parties into 600 shares of Class B redeemable preferred stock valued at $600,000.

         Through March 24, 1998, the Company has acquired five additional theaters and the right to operate one other theater.

         The Company seeks to lease theaters, rather than to purchase theaters with their underlying real estate or to purchase properties for development as theaters, due to the significantly lower capital requirements for leasing and because it believes that its potential return on investment when leasing a theater is higher than its potential return on investment if it owns that theater and the underlying real estate. Future minimum rental payments for all non-cancellable operating leases having initial or remaining lease terms in excess of one year as of December 31, 1997 are:


 Year ending December 31,
 1998                                           $  2,685,334
 1999                                              2,699,106
 2000                                              2,646,440
 2001                                              2,557,795
 2002                                              2,602,006
 2003 and thereafter                              17,837,239
                                                ------------
                                                $ 31,027,920
                                                ============


         In accordance with the Company's strategic plan, Clearview intends to continue to acquire theaters and is pursuing the acquisition of additional locations. However, in order to fund its plans for continued growth, the Company will require additional debt financing, which it is currently seeking, and may need to seek additional equity financing. Failure to obtain any such financing could require the Company to significantly curtail its acquisition activities and reduce its planned capital expenditures and could have a material adverse effect on the Company's ability to achieve its business strategy. In the absence of additional financing, the Company believes that it is capable of funding its current operations (including interest payments as they come due) through internally-generated cash flow from operations and existing debt financing.

QUARTERLY RESULTS AND SEASONALITY

         Historically, the most successful films have been released during the summer and Thanksgiving through year-end holiday season. Consequently, motion picture exhibitors generally have had proportionately higher revenues during such periods, although the seasonality of motion picture exhibition revenue has become less pronounced in recent years as studios have begun to release major motion pictures more evenly throughout the year. The Company believes that its regular exhibition of art films has contributed to a moderation in the seasonality of its own revenues as compared to the seasonality of the revenues of some of its competitors. Nevertheless, the Company's revenues and income in any particular quarter will be substantially the result of the commercial success of the particular films being exhibited during such quarter.

EFFECT OF INFLATION

         Inflation has not had a significant impact on the Company's operations to date.

NEW ACCOUNTING PRONOUNCEMENTS

         During February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS 128, "Earnings per Share," which is effective for financial statements for both interim and annual periods ending after December 15, 1997. The Company adopted SFAS 128 in the fourth quarter of 1997. SFAS 128 replaces the presentation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share is calculated based on the weighted average number of common shares outstanding during the period and excludes all dilution. Diluted earnings per share is calculated by using the weighted average number of common shares outstanding, while also giving effect to all dilutive potential common shares that were outstanding during the period. Prior period amounts have been restated to conform to the requirements of SFAS 128.

YEAR 2000

         The Company is currently evaluating the potential impact of the year 2000 on the electronic data processing and other information systems relevant to the Company's business and is developing a plan to resolve this issue. The year 2000 issue is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. This issue creates risk for the Company from unforeseen problems in its own computer systems and from third parties with whom the Company deals on financial transactions. Based on preliminary information, costs of addressing potential problems are not currently expected to have a material adverse impact on the Company's results of operations, financial position or cash flows.

ITEM 7.  FINANCIAL STATEMENTS.

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Stockholders of Clearview Cinema Group, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of changes in stockholders' equity, and of cash flows present fairly, in all material respects, the financial position of Clearview Cinema Group, Inc. and its subsidiaries (the "Company") at December 31, 1997, and the results of their operations and their cash flows for the year in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

Price Waterhouse LLP

New York, New York
March 19, 1998

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Clearview Cinema Group, Inc.


We have audited the consolidated statements of operations, changes in stockholders' equity and cash flows of Clearview Cinema Group, Inc. and subsidiaries for the year ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Clearview Cinema Group, Inc. and subsidiaries for the year ended December 31, 1996, in conformity with generally accepted accounting principles.




                                                       WISS & COMPANY, LLP


Woodbridge, New Jersey
February 10, 1997 (except as to the stock split described in Note 7 and as to Note 12, for which the dates are August 7, 1997 and February 3, 1998)

CLEARVIEW CINEMA GROUP, INC.

CONSOLIDATED BALANCE SHEET
DECEMBER 31, 1997
--------------------------------------------------------------------------------




            ASSETS

 Current assets
    Cash and cash equivalents                                        $ 1,647,176
    Inventories                                                          116,655
    Other current assets                                                 341,273
                                                                     -----------
      Total current assets                                             2,105,104

Property, equipment and leaseholds, net                               34,488,714
Intangible assets, net                                                19,931,555
Other non-current assets                                                 827,019
                                                                     -----------
                                                                     $57,352,392
                                                                     ===========

  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Current maturities of long-term debt                             $ 2,876,607
    Accounts payable and accrued expenses                              4,562,633
                                                                       ---------
       Total current liabilities                                       7,439,240

Long-term debt, less current maturities                               32,234,955
Subordinated notes payable                                             6,000,000

Commitments and contingencies (Note 10)

Class B redeemable preferred stock                                     1,350,000
                                                                       ---------

Stockholders' equity
  Undesignated preferred stock
    2,478,697 shares authorized
  Class A preferred stock, par value $.01, 1,303 shares
    authorized; 779 shares issued and outstanding                              8
  Common stock, par value $.01, 10,000,000 shares
    authorized; 2,213,097 shares issued and outstanding                   22,131
  Additional paid-in-capital                                          12,214,515
  Accumulated deficit                                                (1,908,457)
                                                                     -----------
     Total stockholders' equity                                       10,328,197
                                                                      ----------
                                                                     $57,352,392
                                                                     ===========


          See accompanying notes to consolidated financial statements.

CLEARVIEW CINEMA GROUP, INC.

CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1997
--------------------------------------------------------------------------------




                                                            1996                   1997
                                                            ----                   ----
         Theater revenues
           Box office                                   $6,195,399            $12,926,134
           Concession                                    1,861,155              3,914,416
           Other                                           141,420                421,427
                                                        ----------            -----------
                                                         8,197,974             17,261,977
                                                        ----------            -----------
         Operating expenses
            Film rental and booking fees                 3,022,377              6,168,380
            Cost of concession sales                       279,549                634,395
            Theater operating expenses                   3,297,825              6,590,703
            General and administrative expenses            589,822              1,130,855
            Depreciation and amortization                  635,007              2,051,163
                                                       -----------            -----------
                                                         7,824,580             16,575,496
                                                       -----------            -----------
                Operating income                           373,394                686,481

         Interest expense, net                             591,722              2,015,419
                                                       -----------            -----------

                Net loss                               $  (218,328)           $(1,328,938)
                                                       ===========            ===========

         Basic and diluted loss per share              $      (.29)           $     (1.03)
                                                       ===========            ===========




          See accompanying notes to consolidated financial statements.

CLEARVIEW CINEMA GROUP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1997
--------------------------------------------------------------------------------






                                                   CLASS A                                  ADDITIONAL
                                               PREFERRED STOCK          COMMON STOCK          PAID-IN     ACCUMULATED
                                             SHARES       AMOUNT     SHARES       AMOUNT      CAPITAL       DEFICIT         TOTAL
                                             ------       ------     ------       ------      -------       -------         -----
Balance, December 31, 1995                                         600,000       $6,000      $784,810     $(325,191)       $465,619

  Proceeds from sale of preferred             779         $   8                             2,345,081                     2,345,089
   stock, net of related costs of $154,911
  Dividends paid                                                                                            (10,000)        (10,000)
  Issuance of common stock
     For cash                                                       12,600          126        69,874                        70,000
     Upon conversion of debt                                        12,000          120        79,880                        80,000
     For assets acquired                                           208,200        2,082     1,107,918                     1,110,000
  Issuance of warrants in connection
    with
     Subordinated debt                                                                         23,532                        23,532
     Bank financing                                                                           416,001                       416,001
   Net loss                                                                                                (218,328)       (218,328)
                                             -----       ------  ---------      -------   -----------   -----------     -----------


Balance, December 31, 1996                     779            8    832,800        8,328     4,827,096      (553,519)      4,281,913

  Repurchase of warrants held by lender                                                    (1,000,000)                   (1,000,000)
  Sale of underwriter warrants                                                                  1,000                         1,000
  Issuance of common stock
      At initial public offering, net of
         costs                                                   1,150,000       11,500     7,055,597                     7,067,097
      Upon termination of preferred                                 60,000          600        25,400       (26,000)
          stock redemption right
       In exchange for warrants
           surrendered                                              66,000          660       103,340                       104,000
      In exchange for assets acquired                              104,297        1,043     1,202,082                     1,203,125
   Net loss                                                                                              (1,328,938)     (1,328,938)
                                             -----       ------  ---------      -------   -----------   -----------     -----------

 Balance, December 31, 1997                   779        $   8   2,213,097      $22,131   $12,214,515   $(1,908,457)    $10,328,197
                                             =====       ======  =========      =======   ===========   ===========     ===========


          See accompanying notes to consolidated financial statements.

CLEARVIEW CINEMA GROUP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1997
--------------------------------------------------------------------------------

                                                                           1996                     1997
                                                                           ----                     ----
Cash flows from operating activities
     Net loss                                                         $  (218,328)             $(1,328,938)
     Adjustments to reconcile net loss to net cash provided
        by operating activities
      Depreciation and amortization of  property,
        equipment and leaseholds                                          526,182                1,675,856
      Amortization of intangible assets                                   108,825                  375,307
      Amortization of debt discount and debt issuance costs                42,715                  281,190
        Interest expense recognized upon surrender of warrants                                     104,000
      Changes in operating assets and liabilities
        Inventories                                                       (28,455)                 (71,553)
        Other current assets                                               32,954                 (306,407)
        Other non-current assets                                          (48,063)                (131,382)
        Accounts payable and accrued expenses                             731,232                3,336,131
                                                                      -----------              -----------
               Net cash provided by operating activities                1,147,062                3,934,204
                                                                      -----------              -----------

 Cash flows from investing activities
      Purchase of property, equipment and leaseholds                     (317,946)              (3,486,123)
      Acquisitions of theaters                                         (6,290,000)             (29,875,000)
      Acquisition costs                                                  (686,906)                (285,499)
                                                                      -----------              -----------
                                                                         ---------                ---------
               Net cash used in investing activities                   (7,294,852)             (33,646,622)
                                                                      -----------              -----------

 Cash flows from financing activities
      Proceeds from issuance of long-term debt                          4,317,228               30,386,108
      Payments on long-term debt                                         (136,543)              (4,995,054)
      Proceeds from issuance of subordinated  notes payable               600,000
      Payments on subordinated notes payable                                                    (1,100,000)
      Debt issuance costs                                                (342,842)                (750,902)
      Proceeds from issuance of common stock upon initial
        public offering                                                                          9,200,000
      Initial public offering costs                                                             (2,132,903)
      Proceeds from issuance of common stock                               70,000
      Proceeds from issuance of preferred stock                         2,500,000
      Preferred stock issuance costs                                     (154,911)
      Dividends paid                                                      (10,000)
      Proceeds from issuance of underwriter warrants                                                 1,000
      Payments on option                                                 (120,000)
                                                                      -----------              -----------

               Net cash provided by financing activities                6,722,932               30,608,249
                                                                      -----------              -----------

 Net change in cash and cash equivalents                                  575,142                  895,831
 Cash and cash equivalents, beginning of year                             176,203                  751,345
                                                                      -----------              -----------
 Cash and cash equivalents, end of year                               $   751,345              $ 1,647,176
                                                                      ===========              ===========

CLEARVIEW CINEMA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997
--------------------------------------------------------------------------------



NOTE 1 - NATURE OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Clearview Cinema Group, Inc. ("Clearview") and its wholly-owned subsidiaries (collectively referred to as the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

     NATURE OF THE BUSINESS - The Company was incorporated November 23, 1994 and is a regional motion picture exhibitor that acquires and operates in-town multiplex theaters primarily located in affluent suburban communities in the New York/New Jersey metropolitan area. As of December 31, 1997, the Company's 31 theaters with 148 screens show a mix of first-run commercial, art and family-oriented films. The Company licenses films from distributors on a film-by-film and theater-by-theater basis. The Company's business is seasonal with a substantial portion of its revenue and operating income being derived during the summer months (June through August) and the holiday season (November and December).

     USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results, as determined at a later date, could differ from those estimates.

     Film rental costs owed to distributors are estimated as a percentage of the film's box office receipts and the length of a film's run and are ultimately settled with distributors within a period approximating three months.

     REVENUE RECOGNITION - The Company recognizes revenues from box office admissions and concession sales at the time of sale.

     CASH EQUIVALENTS - Cash equivalents include commercial paper investments purchased with original maturities of three months or less.

     INVENTORIES - Inventories consist of concession products and are stated at the lower of cost (first-in, first-out method) or market.

     PROPERTY, EQUIPMENT AND LEASEHOLDS - Property, equipment and leaseholds are stated at cost less accumulated depreciation and amortization. Buildings and improvements, furniture and equipment are depreciated using the straight line method over the estimated useful lives of the assets as follows: buildings and improvements - 40 years; furniture and equipment - 5 to 7 years. Leasehold interests represent acquired rights to operate theatres under previously existing operating leases. The fair value assigned to these leasehold interests and lease improvements are capitalized and amortized using the straight-line method over the shorter of the term of the lease or the estimated useful life of the assets.

     In 1996, the Company adopted Statement of Financial Accounting Standards 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("SFAS 121"). SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by the Company be reviewed for impairment whenever there is an indication that the carrying amount of the asset

CLEARVIEW CINEMA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997
--------------------------------------------------------------------------------


may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate, to the carrying amount, including associated intangible assets, of such operation. The adoption of SFAS 121 did not have a significant effect on the consolidated financial position or results of operations.

INTANGIBLE ASSETS - Intangible assets consist of cost in excess of the tangible and identifiable intangible assets of the theaters acquired (goodwill), debt issuance costs, covenants not to compete, and organization costs. Costs are amortized on a straight line basis over the following lives: goodwill -15 years, covenants not to compete - 3 to 5 years , organization costs - 5 years. The Company evaluates the recoverability of goodwill on an ongoing basis in light of changes in any business conditions, events or circumstances that may indicate the potential impairment of intangibles. Debt issuance costs are amortized as interest expense over the term of the related debt.

STOCK-BASED COMPENSATION - The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related interpretations in accounting for stock-based compensation. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123").

INCOME TAXES - Deferred tax assets and liabilities are computed annually for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the temporary differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

NET LOSS PER SHARE - In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 128, Earnings Per Share ("SFAS 128") which is effective for financial statements for both interim and annual periods ending after December 15, 1997. The Company adopted SFAS 128 in the fourth quarter of 1997. SFAS 128 replaces the presentation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share is calculated based on the weighted average number of common shares outstanding during the period and excludes all dilution. Diluted earnings per share is calculated by using the weighted average number of common shares outstanding, while also giving effect to all dilutive potential common shares that were outstanding during the period. Prior period amounts have been restated to conform to the requirements of SFAS 128.

DISCLOSURE OF FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amounts reported for cash and cash equivalents and accounts payable and accrued expenses approximate fair value due to the short maturities of these assets and liabilities. The fair value of the long term debt, subordinated notes payable and Class B redeemable preferred stock are estimated based on discounted future cash flows using rates currently available for debt and equity instruments with similar terms. At December 31, 1997, the fair values approximate carrying values.

CLEARVIEW CINEMA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997
--------------------------------------------------------------------------------


NOTE 2 -  THEATER ACQUISITIONS

     During 1997, the Company acquired a total of fourteen theaters and 79 screens located in New Jersey and New York. The acquisitions have been accounted for under the purchase method of accounting. Under the purchase method of accounting, the purchase price for each transaction has been allocated based on the estimated fair value of identifiable tangible and intangible assets (principally property, equipment and leasehold interest) of the respective theaters with the excess purchase price, together with acquisition costs approximating $285,000 being allocated to goodwill. The results of operations of the acquired theaters are included in the accompanying consolidated financial statements from the respective acquisition dates.

     UA ACQUISITION - In September 1997 the Company acquired substantially all the assets, including land, building, leasehold interests, equipment and various operating contracts of five theaters from United Artists Theater Circuit, Inc. (the "UA Acquisition") for a total purchase price of $8.65 million in cash from proceeds of the initial public offering (Note 7) and borrowings under the Credit Facility (Note 6). Leasehold interests acquired are to be amortized over the related theater leases which have remaining lease terms through December 31, 2019. The purchase price has been allocated as follows:

                  Land                      $ 1,527,000
                  Buildings                   3,665,000
                  Leasehold interests         2,641,000
                  Equipment                     695,000
                  Goodwill                      122,000
                                            -----------
                                            $ 8,650,000
                                            ===========

     NELSON FERMAN ACQUISITION - In November 1997 the Company acquired substantially all the assets, including leasehold interests, equipment and various operating contracts of two theaters from F&N Cinema, Inc. (the "Nelson Ferman Acquisition") for a total purchase price of $18.5 million. The Company paid $12 million in cash from borrowings under the Credit Facility, issued $6 million in subordinated notes payable (Note 6) and issued 41,797 shares of common stock with an aggregate market value of $500,000 based on the closing price of the Company's stock on the ten days preceding the acquisition. Leasehold interests acquired are to be amortized over the related theater leases which have remaining lease terms through December 31, 2016. The purchase price has been allocated as follows:

                  Leasehold interests       $  6,500,000
                  Equipment                    1,270,000
                  Non-compete                     10,000
                  Goodwill                    10,720,000
                                            ------------
                                            $ 18,500,000
                                            ============

     CJM ACQUISITION - In December 1997 the Company executed four separate agreements to acquire certain assets, including leasehold interests and equipment of four theaters from CJM Enterprises (the "CJM Acquisition") for a total purchase price of approximately $8.7 million. Pursuant to the agreements, the Company paid $7.25 million in cash from borrowings under the Credit Facility, issued 62,500 shares of common stock with an aggregate market value of approximately $703,000 (based on the closing price of the Company's stock on the date of acquisition) and agreed to issue either 750 shares of Class B redeemable

CLEARVIEW CINEMA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997
--------------------------------------------------------------------------------


preferred stock (Note 7) by March 31, 1998 or pay $750,000 in cash in lieu of stock if the Company consummated a private placement offering by such date. As the private placement offering is not likely to occur by March 31, 1998, the 750 shares of Class B redeemable preferred stock will be issued and have been reflected as such in the accompanying financial statements. The agreements also provide for additional consideration of 750 additional shares of Class B redeemable preferred stock valued at $750,000 to be paid to the seller if another competing theater is not opened in the operating vicinity of the purchased theaters within two years. However, such consideration is deemed to be contingent and, as such, will only be recorded on December 12, 1999 if no competing theater has opened. Leasehold interests acquired in the CJM Acquisition are to be amortized over the related theater leases which have remaining lease terms through November 30, 2017. The purchase price has been allocated as follows:

                  Leasehold interests       $  1,503,000
                  Equipment                    1,510,400
                  Non-compete                     60,000
                  Goodwill                     5,629,725
                                            ------------
                                            $  8,703,125
                                            ============

The shares of common stock issued in the Nelson Ferman Acquisition and the CJM Acquisition are unregistered shares and are subject to Voting Trust Agreements whereby the President and Chief Executive Officer has the right to vote the shares until the shares are sold or registered.

The Company acquired three additional theaters during 1997 in two separate transactions for $1,975,000 in cash from borrowings under the Credit Facility and working capital.

The following unaudited pro forma consolidated results of operations for the year ended December 31, 1997 assumes the UA Acquisition, the Nelson Ferman Acquisition and the CJM Acquisition had occurred on January 1, 1997 giving effect to purchase accounting adjustments and financing. The unaudited pro forma consolidated results of operations for the year ended December 31, 1996 assumes the UA Acquisition, Nelson Ferman Acquisition and the CJM Acquisition, along with the Company's 1996 acquisitions, had occurred on January 1, 1996. The pro forma results have been prepared for informational purposes only and do not reflect any benefit from economies which might be achieved from combined operations. The pro forma results do not represent results which would have occurred if the acquisition had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

                                                  Year ended December 31,
                                                 1996                    1997
                                             (Unaudited)             (Unaudited)
                                             -----------             -----------
  Revenues                                   $28,960,499            $32,105,444
  Net loss                                    (3,692,950)            (3,692,996)
  Basic and diluted loss per share           $     (1.68)           $     (1.67)

CLEARVIEW CINEMA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997
--------------------------------------------------------------------------------


NOTE 3 - PROPERTY, EQUIPMENT AND LEASEHOLDS

     Property, equipment and leaseholds are summarized as follows:

                                                                 December 31,
                                                                    1997
                                                               --------------
       Land                                                    $  1,927,848
       Buildings and improvements                                 5,491,183
       Leasehold interest and improvements                       21,704,639
       Furniture and equipment                                    7,772,995
                                                               ------------
                                                                 36,896,665
       Less: Accumulated depreciation and
             amortization                                         2,407,951
                                                               ------------
                                                               $ 34,488,714
                                                               ============


NOTE 4 - INTANGIBLE ASSETS

     Intangible assets are summarized as follows:

                                                               December 31,
                                                                   1997
                                                              -------------
       Goodwill                                               $ 19,004,450
       Debt issuance costs                                       1,129,166
       Covenants not to compete                                    305,000
       Organization costs                                           42,234
                                                              ------------
                                                                20,480,850
       Less: Accumulated amortization                              549,295
                                                              ------------
                                                              $ 19,931,555
                                                              ============

CLEARVIEW CINEMA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997
--------------------------------------------------------------------------------




NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses are summarized as follows:

                                                               December 31,
                                                                   1997
                                                               ------------
          Film rental and booking fees payable                 $1,613,834
          Accounts payable                                      1,936,552
          Accrued interest                                        369,874
          Accrued payroll                                         254,538
          Sales taxes payable                                     100,688
          Other accrued expenses                                  287,147
                                                               ----------

                                                               $4,562,633
                                                               ==========



NOTE 6 - LONG-TERM DEBT AND SUBORDINATED NOTES PAYABLE

     Long-term debt consists of the following:

                                    Interest                    December 31,
  Description                         Rate                          1997
  -----------                         ----                          ----

Term notes A & B under Credit       10% at December 31, 1997      $34,757,271
 Facility, interest payable in      (floating rate of 1.5%
   monthly installments,            above prime)
   principal due in quarterly
   installments through September
   2002, net of unamortized debt
   discount of $242,729

Note payable to bank, in monthly
 installments of principal and
   interest of $5,029, due           11-1/4%                           313,096
   October 2005
Other                                                                   41,195
                                                                   -----------
                                                                    35,111,562
      Less: Current maturities                                       2,876,607
                                                                   -----------

                                                                   $32,234,955
                                                                   ===========

CREDIT FACILITY - In September 1997 the Company entered into an amended and restated credit agreement with Provident Bank (the "Credit Facility") consisting of a revolving credit line of $1.0 million, Term Note A of $12 million and Term Note B of $17 million, the proceeds of which were used to refinance existing term loans with the same bank of $10.4 million and finance acquisitions (Note
2). In December 1997 the Company further

CLEARVIEW CINEMA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997
--------------------------------------------------------------------------------



increased its Credit Facility to $36 million by increasing the availability under Term Note B to $23 million through the participation of an additional bank, the proceeds of which were used to finance acquisitions (Note 2). In February 1998, the Company increased its Credit Facility by obtaining a $5.8 million Term Note C (Note 14).

         The revolving credit line of $1 million bears interest at prime + 1.5%, terminates on September, 2002 and can be used for refinancing existing debt, financing working capital, financing acquisitions and for general corporate purposes. There were no amounts outstanding on the revolving credit line at December 31, 1997.

         The Credit Facility is collateralized by substantially all of the assets of the Company and contains various restrictive covenants, including maintenance of specified levels of net worth and debt coverage ratios. All such covenants were satisfied or waived by the bank at December 31, 1997. The Credit Facility also restricts certain payments by the Company including the payment of dividends, retirement of equity securities or retirement of any subordinated debt through premium payments.

         In accordance with the provisions of the Credit Facility, the Company maintains a $2.5 million key-man life insurance policy on its President and Chief Executive Officer.

         SUBORDINATED NOTES - In November 1997, the Company issued $6 million in subordinated notes payable to the seller in connection with the Nelson Ferman Acquisition (Note 2). The notes bear interest at 10-1/2% which is payable monthly. The principal and any unpaid interest on one note in the amount of $2 million is due on the earliest of the consummation of a private debt offering or January 1999. The principal on the $4 million note is due the earlier of the consummation of a private debt offering or December 2002.

         During December 1997, the Company converted $600,000 of subordinated notes payable to related parties into 600 shares of Class B redeemable preferred stock valued at $600,000 (Note 7).

Long-term debt and subordinated notes payable mature as follows:

Year ending  December 31,
-------------------------
         1998                                             $  2,876,607
         1999                                                8,984,318
         2000                                                6,989,036
         2001                                                7,024,619
         2002                                               15,091,387
         2003 and thereafter                                   145,595
                                                          ------------
                                                          $ 41,111,562
                                                          ============

NOTE 7 - STOCKHOLDERS' EQUITY

     STOCK SPLIT - In May 1997, the Company's Board of Directors approved a 600 to 1 stock split which has been retroactively reflected in the accompanying consolidated financial statements.

CLEARVIEW CINEMA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997
--------------------------------------------------------------------------------



INITIAL PUBLIC OFFERING - In August 1997, the Company consummated an initial public offering (the "Offering") through the sale of 1,150,000 shares of its common stock, $.01 par value for total proceeds of approximately $7.1 million, net of offering costs of approximately $ 2.1 million.

PREFERRED STOCK - The Company's Certificate of Incorporation authorizes the issuance of up to 2,500,000 shares of preferred stock. The Board of Directors is authorized to issue shares of preferred stock from time to time in one or more series and to establish and designate any such series and to determine the number of shares and the relative conversion rights, voting rights, terms of redemption and liquidation.

CLASS A PREFERRED STOCK AND WARRANT - In May and July 1996, the Company issued 779 shares of Class A preferred stock and warrants in exchange for $2,500,000. Each share of Class A preferred stock is convertible at any time at the option of the holders into 600 shares of common stock. Upon the occurrence of certain events, the shares of Class A preferred stock will automatically convert into shares of common stock. The warrants, which entitled the holder to purchase up to 471 shares of Class A preferred stock were exchanged at the time of the offering for a new warrant exercisable for 282,600 shares of common stock.

The warrant is not exercisable until June 1, 2001 unless, prior to that date, the Company sells all or substantially all of its assets, liquidates, dissolves or merges with another corporation in a transaction which results in a change in control of the Company's voting stock. The number of shares of common stock for which the warrant is exercisable is subject to reduction, including not being exercisable into any shares, based on a formula and the fair value of the Company's stock as defined, upon the occurrence of certain events.

CLASS B REDEEMABLE PREFERRED STOCK - During 1997 the Company authorized 20,000 shares and issued 1,350 shares of Class B non-voting, 10-1/2% cumulative redeemable preferred stock with a liquidation value of $1,000 per share. The holders of the Class B redeemable preferred stock are entitled to receive preferential dividends, when and as declared by the Board of Directors. So long as any shares of Class B redeemable preferred stock are outstanding, unless all dividends on the Class B redeemable preferred stock have been paid, no dividend or other distribution may be paid or made on the common stock, Class A preferred stock or any other capital stock of the Company ranking junior as to dividends to the Class B redeemable preferred stock. In the event of any sale of all or substantially all of the assets of the Company or any liquidation, dissolution or winding up of the Company, the holders of the Class B redeemable preferred stock will be entitled to receive an amount per share equal to a liquidation value ($1,000) plus all unpaid dividends per share on the Class B redeemable preferred stock, prior to any distribution to holders of the common stock, Class A preferred stock or any other capital stock of the Company ranking junior upon liquidation or dissolution. The holder of Class B redeemable preferred stock can redeem upon the earlier to occur of dissolution of the Company, within ten business days after the date of closing of a private placement offering with aggregate proceeds of $70 million, or five years after the date of issuance of such shares. The Company can redeem these shares at any time.

WARRANTS - In consideration of services provided at the time of the Offering, the Company issued to the underwriter of the Offering, for a nominal amount of $1,000, warrants to purchase 100,000 shares of common stock with an initial exercise price of $9.60 per share. As provided in the warrant agreement, the exercise price and the number of shares that may be purchased upon the exercise of the warrants are subject to modification and adjustment upon the occurrence of certain events, as defined in the warrant agreement. The warrants are exercisable for a four year period commencing on August 12, 1998. The fair value of services provided of

CLEARVIEW CINEMA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997
--------------------------------------------------------------------------------


approximately $200,000 has been determined based on the fair value of the warrants using an option pricing model in accordance with SFAS 123 and has no impact on stockholders' equity as the services provided are considered additional offering costs.

During 1995 and 1996, the Company issued 200 warrants, convertible into 120,000 shares of common stock, together with the issuance of certain subordinated debt. Concurrent with the consummation of the Offering, holders of warrants to purchase 97,500 shares of common stock (at exercise prices ranging from $3.33 to $6.67 per share) exchanged such warrants for 66,000 shares of common stock and also amended the terms of certain subordinated notes payable. The fair value of the common stock issued, less the value of the warrants surrendered, was recorded as interest expense of $104,000 in the accompanying financial statements. The remaining warrants were canceled upon retirement of the subordinated debt on December 12, 1997 (Note 6) in accordance with the terms of the debt and warrant agreement.

In connection with the bank financing as described in Note 6 and pursuant to a May 1996 warrant agreement (amended in December 1996), the Company issued seven-year warrants in May and December 1996 to its principal lender to purchase 43,800 and 50,400 shares of the Company's common stock, respectively, at an exercise price of $.01 per share. In June 1997, the Company repurchased those warrants for $1 million which approximated the put price at that time. As a result, the repurchase has been recorded as a charge to additional paid-in-capital.

TERMINATED REDEMPTION RIGHTS - A certain common stockholder had the right to sell its shares of common stock at a redemption price based upon a formula. If such stockholder did not exercise that right, the Company had the right to purchase those shares of common stock from such stockholder at a price based upon the same formula. Such stockholder and the Company terminated those rights upon consummation of the Offering.

The holder of the outstanding shares of the Company's Class A preferred stock, $.01 par value had the right to sell to the Company all of those shares or the shares of common stock into which those shares had been converted at a redemption price determined in accordance with a specified formula. Such holder terminated that right upon consummation of the Offering in exchange for the issuance of 60,000 shares of common stock. The fair value of the 60,000 shares of common stock issued, less the estimated value of the redemption right terminated, was recorded as a preferred stock dividend of $26,000 during 1997.


NOTE 8  - INCOME TAXES

Deferred income taxes reflect the tax consequences on future years of differences between the bases of assets and liabilities for financial reporting purposes and income tax purposes. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. The Company has determined, based on its recurring net losses since inception, that a full valuation allowance of $172,000 and $621,000 is appropriate at December 31, 1996 and 1997.

         The income tax effect of temporary differences that give rise to the deferred tax assets and deferred tax liabilities at December 31, 1997 are as follows:

CLEARVIEW CINEMA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997
--------------------------------------------------------------------------------



              Deferred tax assets
                   Net operating loss carryforwards               $ 678,000
                   Other                                             46,000
                                                                  ---------
              Gross deferred tax assets                             724,000

              Deferred tax liabilities
                   Property, equipment and leaseholds             (103,000)
                                                                  ---------
                                                                   621,000

              Valuation allowance                                 (621,000)
                                                                  ---------
                   Net deferred tax assets                        $
                                                                  =========
A reconciliation between the statutory federal income tax rate of 34% and the effective rate of income tax expense for the years ended December 31, 1996 and 1997 follows:


                                                   Year ended December 31,
                                                   -----------------------
                                                  1996                   1997
                                                  ----                   ----
Income tax benefit at federal                  $(74,000)            $(452,000)
  statutory rate
State income tax benefit, net                   (13,000)              (79,000)
  of federal tax effect

Increase in net operating loss                   87,000               531,000
  carryforwards                                --------            ----------

Provision (benefit) for income taxes           $                   $
                                               ========            ==========



The Company has available at December 31, 1997 net operating loss carryforwards totaling approximately $1,698,000 that may be applied against future consolidated federal and state taxable income of the respective subsidiary companies. The loss carryforwards will expire through 2012.

Certain losses are subject to limitation by the provisions of Section 382 of the Internal Revenue Code due to a more than 50% change in ownership which occurred upon the consummation of the Company's Offering.




NOTE 9 - STOCK BASED COMPENSATION

In August 1997, the Company adopted the Stock Incentive Plan (the "Plan") which provides for the granting of awards to purchase shares of the Company's common stock to officers, directors and key employees and

CLEARVIEW CINEMA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997
--------------------------------------------------------------------------------

non-employees at the discretion of a committee of the Board of Directors. Awards granted under the Plan may be in the form of Non-Qualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Shares and Performance Awards. The exercise price of each share of stock awarded under the Plan shall be determined by the committee; provided however, that the exercise price shall in all cases be equal to or greater than the quoted market price of the Company's common stock on the date of grant. At December 31, 1997, 200,000 shares of common stock are reserved for issuance under the Plan. Awards granted under the Plan become fully vested upon a change in control of the Company.

During 1997, the Company granted 122,500 incentive stock options with exercise prices ranging from $8 to $12 and with a weighted average exercise price of $8.40 per share. No options became exercisable or were forfeited during 1997. The awards granted during 1997 terminate in 10 years and have a graded vesting schedule that provides for 100% vesting in four years as follows: Year 1 - 10%, Year 2 - 35%, Year 3 - 65%, Year 4 - 100%.

Pro forma information, as required by SFAS 123, has been determined as if the Company had accounted for stock options awarded under the Plan under the fair value method as defined by SFAS 123. The fair value of these options was estimated at the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions: risk-free rate of 6.5%; expected common stock market price volatility factor of 30%; and an average expected life of the options of six years. The weighted average fair value of each option on the date of grant using the option pricing model was $3.26. If fair value based accounting in accordance with SFAS 123 had been used to measure stock based compensation cost, the Company's consolidated net loss would have increased by $40,000 or $0.03 per share for the year ended December 31, 1997. This pro forma impact only takes into account options granted since January 1, 1997 and is likely to increase in future years as additional options are granted and amortized ratably over the vesting period.


NOTE 10 - COMMITMENTS AND CONTINGENCIES

THEATER LEASES - A substantial portion of the Company's theaters and the corporate office are operated under lease arrangements with initial lease terms and renewal options. Future minimum rental payments for all

CLEARVIEW CINEMA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997
--------------------------------------------------------------------------------


non-cancellable operating leases having initial or remaining lease terms in excess of one year as of December 31, 1997 are:


 Year ending December 31,
 1998                                           $  2,685,334
 1999                                              2,699,106
 2000                                              2,646,440
 2001                                              2,557,795
 2002                                              2,602,006
 2003 and thereafter                              17,837,239
                                                ------------
                                                $ 31,027,920
                                                ============

Certain theaters operated by the company have operating leases that contain escalating clauses. For these leases, the aggregate rent payments over the lease term are recognized on a straight-line basis over the lease term. The differences between the expense charged to operations and amounts payable under such leases are recorded annually as deferred rent expense, which will ultimately reverse over the lease term. In addition, leases require additional amounts to be paid for common area maintenance and/or contingent rental payments based on a percent of net revenues of the theater in excess of a predetermined amount. Total rent expense for the years ended December 31, 1996 and 1997 was approximately $802,000 and $1,287,000, respectively.

ACQUISITION COMMITMENTS - During September 1995, the Company entered into an option agreement providing for the lease of three New York theater locations with the option to purchase certain assets of the three theaters through September 2000. In consideration of the option granted, the Company made an initial $200,000 payment which was financed by the seller. Until exercise of the option, the Company is required to make annual payments which are recorded as interest expense in the accompanying financial statements. It is the Company's intention to ultimately exercise this option.

In November 1997, the Company entered into an agreement to acquire a theater upon completion of construction of such theater for a price of $1 million to be paid in common stock of the Company. The closing date under this agreement will occur within ten business days after receipt of a valid construction permit, but in no event later than January 1999. Neither the Company nor the seller is obligated to close on this agreement if a valid construction permit is not obtained by June 1998.

EMPLOYMENT AGREEMENT - The Company is obligated through May 2003 to pay its President and Chief Executive Officer an annual base salary of $120,000, plus an additional amount based on gross revenue, provided that such total does not to exceed $750,000.

CLEARVIEW CINEMA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997
--------------------------------------------------------------------------------



NOTE 11 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                      1996               1997
                                                   -----------------------------
Cash paid for interest                             $ 623,656         $ 1,179,000
Non-cash investing and financing activities
  Issuance of common stock as consideration
   for theaters acquired                           1,110,000           1,203,125
  Issuance of subordinated notes payable as
   consideration for theaters acquired             5,000,000           6,000,000
  Issuance of Class B redeemable preferred stock
   as consideration for theaters acquired                                750,000
  Conversion of subordinated notes payable
   into Class B redeemable preferred stock                               600,000
  Repurchase of warrants                                               1,000,000
  Common stock issued upon termination of
   preferred stock redemption right                                       26,000
  Fair value of warrants issued in connection
   with subordinated debt and bank financing         439,533
  Conversion of subordinated note payable
   (related party) into common stock                  80,000


NOTE 12 - SUPPLEMENTAL DISCLOSURE OF LOSS PER SHARE

                                                    1996               1997
                                                 ----------------------------

Net Loss                                         $(218,328)        $(1,328,938)
Less: Preferred stock dividends                         --             (26,000)
                                                 ---------         -----------
Loss available to common stockholders            $(218,328)        $(1,354,938)
                                                 =========         ===========
Weighted average shares outstanding                744,038           1,312,865

                                                 ---------         -----------
Basic and diluted loss per share                 $   (0.29)        $     (1.03)
                                                 =========         ===========

The Class A preferred stock and warrant, underwriter warrants and incentive stock options outstanding are potentially convertible into 972,500 shares of common stock and have not been included in the computation of diluted loss per share as the effect would have been antidilutive. The Company's loss per share for the year ended December 31, 1996 has been restated in accordance with SFAS 128, as described in Note 1.

CLEARVIEW CINEMA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997
--------------------------------------------------------------------------------



NOTE 13  - RELATED PARTY TRANSACTIONS

     In June 1997 the Company entered into a consulting and confidentiality agreement with a director and stockholder of the Company to assist the Company in the identification of theater acquisition candidates and provide other services as requested by the Company. The director/stockholder is also an executive vice president of First New York Realty Co., Inc. ("First New York"). To the extent, if any, that the director/stockholder identifies any person who is interested in leasing a site to the Company in his capacity as an employee of First New York and the Company determines to lease that site, First New York could be entitled to a commission from that person and the director/stockholder would then be entitled to a commission from First New York. During the years ended December 31, 1996 and 1997 the Company incurred $12,000 and $17,000, respectively in consulting fees to the director/stockholder.

     In May 1997 the Company renewed its agreement with an affiliated entity who is a preferred stockholder and whose managing directors are directors of the Company, to provide business strategy and financial and investment management services for a fee equal to $60,000 per year. The Company incurred fees for such services of $30,000 and $50,000 in 1996 and 1997, respectively.

     A director of the Company is an officer of the entity that served as the underwriter for the Offering. The director was appointed to the Company's board of directors subsequent to consummation of the Offering. Amounts paid to the underwriter for services provided at the time of the Offering were $1,013,000.


NOTE 14 - SUBSEQUENT EVENTS

     In February 1998, the Company extended its existing Credit Facility through the issuance of a Term Note C in the amount of $5.8 million to be used for additional acquisitions. Interest is due quarterly at prime plus 1.5%. Principal payments are to be paid quarterly commencing October 1, 1998 with final payment due September 2002. The Company borrowed $3.8 million under Term Note C to fund the acquisition of three theaters subsequent to December 31, 1997. The Company continues to pursue the acquisition of additional theaters, the development of new theaters and the addition of screens to existing theaters.

     In March 1998, the Company adopted the Clearview Cinema Group 401(K) Plan (the "401(K) Plan") that covers all employees of the Company who have reached the age of 21 and have completed one year of service, as defined. The 401(K) Plan provides for employee elective contributions up to 15% of annual compensation, with matching contributions by the Company of 50% of the first 6% of the employees' compensation contributed. Additionally, the Company, at its discretion may make profit-sharing contributions to the 401(K) Plan. Employees vest 100% in the Company's matching contributions and profit sharing contributions after three years of service.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

         On December 16, 1997, the Board of Directors of the Company approved the recommendation by the Audit Committee of the Board of Directors to (i) engage the firm of Price Waterhouse LLP as the Company's principal independent accountant and (ii) dismiss Wiss & Company LLP ("Wiss & Company") as such principal accountant.

         The Board of Directors retained Wiss & Company to act as the Company's principal independent accountant in October 1996, after dismissing the firm of Dorfman, Abrams, Music & Co. as the such principal accountant. The report prepared by Wiss & Company for the fiscal year ended December 31, 1996 did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

         During the fiscal year ended December 31, 1996 and the subsequent interim period through December 16, 1997, (i) the Company had no disagreements with Wiss & Company on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements if not resolved to its satisfaction would have caused it to make reference to the subject matter of such disagreement in connection with its reports, and (ii) Wiss & Company has not advised the registrant of any reportable events as defined in subparagraphs (B)(1) through (3) of Regulation S-B Item 304(a)(1)(iv). A letter from Wiss & Company was attached to the Company's Current Report on Form 8-K filed December 16, 1997, as Exhibit 16.01.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The information concerning the Company's directors and the information concerning compliance with Section 16(a) of the Exchange Act is incorporated by reference to the Company's definitive Proxy Statement for the Annual Stockholders' Meeting to be held June 11, 1998.

         The information concerning the Company's executive officers is provided in Part I hereof.


ITEM 10. EXECUTIVE COMPENSATION.

         This information is incorporated by reference to the Company's definitive Proxy Statement for the Annual Stockholders' Meeting to be held June 11, 1998.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         This information is incorporated by reference to the Company's definitive Proxy Statement for the Annual Stockholders' Meeting to be held June 11, 1998.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         This information is incorporated by reference to the Company's definitive Proxy Statement for the Annual Stockholders' Meeting to be held June 11, 1998.

ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K.

         (a)  EXHIBITS.


EXHIBIT                                                                                  PRIOR FILING OR
NUMBER                                           DESCRIPTION                           SEQUENTIAL PAGE NO.
------                                           -----------                           -------------------

2.01                     Agreement of Purchase and Sale by and among United Artists    Exhibit 2.01 to
                         Theatre Circuit, Inc., United Artists Properties I Corp.,     Registration Statement on
                         Mamaroneck Playhouse Holding Corporation and CCC              Form SB-2 filed May 27, 1997
                         Bronxville Cinema Corp., CCC Mamaroneck Cinema Corp., CCC
                         Wayne Cinema Corp., CCC BC Realty Corp., CCC Cinema 304
                         Corp., CCC Larchmont Cinema Corp. and the Company, dated
                         July 21, 1997

2.02                     Asset Purchase Agreement dated as of November 21, 1997 by     Exhibit 2.01 to Current
                         and among Clearview Cinema Group, Inc., CCC Succasunna        Report on Form 8-K filed
                         Cinema Corp., CCC Parsippany Cinema Corp., F&N Cinema,        November 21, 1997
                         Inc., Roxbury Cinema, Inc., John Nelson, Pamela Ferman and
                         Seth Ferman.

2.03                     Merger Agreement dated as of November 21, 1997 by and         Exhibit 2.02 to Current
                         among Clearview Cinema Group, Inc., CCC Mansfield Cinema      Report on Form 8-K filed
                         Corp., Warren County Cinemas, Inc., John Nelson, Pamela       November 21, 1997
                         Ferman and Seth Ferman.

2.04                     Agreement and Plan of Reorganization dated as of November     Exhibit 2.01 to Current
                         14, 1997 by and among the Clearview Cinema Group, Inc.,       Report on Form 8-K filed
                         CCC Bellevue Cinema Corp., The New Bellevue Theater Corp.     December 12, 1997
                         and Jesse Sayegh

EXHIBIT                                                                                  PRIOR FILING OR
NUMBER                                           DESCRIPTION                           SEQUENTIAL PAGE NO.
------                                           -----------                           -------------------

2.05                     Asset Purchase Agreement dated as of November 14, 1997 by     Exhibit 2.02 to Current
                         and among Clearview Cinema Group, Inc., CCC Cedar Grove       Report on Form 8-K filed
                         Cinema Corp., C.J.M. Enterprises, Inc. and Jesse Sayegh,      December 12, 1997
                         as amended by Amendment No. 1 to Asset Purchase Agreement
                         dated as of December 12, 1997

2.06                     Asset Purchase Agreement dated as of November 14, 1997 by     Exhibit 2.03 to Current
                         and among Clearview Cinema Group, Inc., CCC Kin Mall          Report on Form 8-K filed
                         Cinema Corp., Kin Mall Cinemas, Inc., C.J.M. Enterprises,     December 12, 1997
                         Inc. and Jesse Sayegh, as amended by Amendment No. 1 to
                         Asset Purchase Agreement dated as of December 12, 1997

2.07                     Asset Purchase Agreement dated as of November 14, 1997 by     Exhibit 2.04 to Current
                         and among Clearview Cinema Group, Inc., CCC Middlebrook       Report on Form 8-K filed
                         Cinema Corp., Middlebrook Galleria Cinemas, Inc. and Jesse    December 12, 1997
                         Sayegh, as amended by Amendment No. 1 to Asset Purchase
                         Agreement dated as of December 12, 1997

3.01                     Amended and Restated Certificate of Incorporation of          Exhibit 3.01 to Quarterly
                         Clearview Cinema Group, Inc.                                  Report on Form 10-QSB for
                                                                                       the Quarter ended June 30,
                                                                                       1997

3.02                     Amended and Restated By-laws of Clearview Cinema Group,       Exhibit 3.02 to Quarterly
                         Inc.                                                          Report on Form 10-QSB for
                                                                                       the Quarter ended June 30,1997

4.01                     Specimen Common Stock Certificate                             Exhibit 4.01 to
                                                                                       Registration Statement on
                                                                                       Form SB-2 filed May 27, 1997

EXHIBIT                                                                                  PRIOR FILING OR
NUMBER                                           DESCRIPTION                           SEQUENTIAL PAGE NO.
------                                           -----------                           -------------------

4.02                     Certificate of Designations, Preferences, Rights and          Filed Herewith
                         Limitations of Class B Nonvoting Cumulative Redeemable
                         Preferred Stock of Clearview Cinema Group, Inc.

9.01                     Voting Trust Agreement by and between Brett E. Marks and      Exhibit 9.01 to
                         A. Dale Mayo as Voting Trustee, dated December 21, 1994       Registration Statement on
                                                                                       Form SB-2 filed May 27, 1997

9.02                     Voting Trust Agreement by and between Michael C. Rush and     Exhibit 9.02 to
                         A. Dale Mayo as Voting Trustee, dated June 20, 1995           Registration Statement on
                                                                                       Form SB-2 filed May 27, 1997

9.03                     Voting Trust Agreement by and between Emerson Cinema, Inc.    Exhibit 9.03 to
                         and A. Dale Mayo as Voting Trustee, dated May 29, 1996        Registration Statement on
                                                                                       Form SB-2 filed May 27, 1997

9.04                     Voting Trust Agreement by and among Paul Kay, Cindy Kay       Exhibit 9.04 to
                         and A. Dale Mayo as Voting Trustee, dated July 31, 1996       Registration Statement on
                                                                                       Form SB-2 filed May 27, 1997

9.05                     Voting Trust Agreement by and between Louis G. Novick and     Exhibit 9.05 to
                         A. Dale Mayo as Voting Trustee, dated August 30, 1996.        Registration Statement on
                                                                                       Form SB-2 filed May 27, 1997

9.06                     Voting Trust Agreement dated as of November 21, 1997 by       Exhibit 9.01 to Current
                         and among F&N Cinema, Inc., Roxbury Cinema, Inc. and A.       Report on Form 8-K filed
                         Dale Mayo, as Trustee                                         November 21, 1997

9.07                     Voting Trust Agreement dated as of December 12, 1997 by       Exhibit 9.01 to Current
                         and among The New Bellevue Theater Corp., Jesse Sayegh and    Report on Form 8-K filed
                         A. Dale Mayo, as Trustee                                      December 12, 1997

10.01                    Employment Agreement by and between the Company and A.        Exhibit 10.08 to
                         Dale Mayo, dated May 29, 1996                                 Registration Statement on
                                                                                       Form SB-2 filed May 27, 1997

EXHIBIT                                                                                  PRIOR FILING OR
NUMBER                                           DESCRIPTION                           SEQUENTIAL PAGE NO.
------                                           -----------                           -------------------

10.02                    Collective Agreement by and among Cinema Grand Avenue,        Exhibit 10.36 to
                         Inc., Triplex Movies at Port Washington, Inc. and the         Registration Statement on
                         Company, CCC Grand Avenue Cinema Corp., CCC Port              Form SB-2 filed May 27, 1997
                         Washington Cinema Corp., dated September 8, 1995

10.03                    Management Agreement by and among Cinema Herricks, Inc.,      Exhibit 10.37 to
                         the Company, and CCC Herricks Cinema Corp. dated              Registration Statement on
                         September 8, 1995                                             Form SB-2 filed May 27, 1997

10.04                    Letter modifying Management Agreement and Collective          Exhibit 10.38 to
                         Agreement dated November 17, 1995                             Registration Statement on
                                                                                       Form SB-2 filed May 27, 1997

10.05                    Escrow Agreement by and among Cinema Grand Avenue, Inc.,      Exhibit 10.39 to
                         Triplex Movies at Port Washington, Inc., the Company, CCC     Registration Statement on
                         Grand Avenue Cinema Corp. and CCC Port Washington Cinema      Form SB-2 filed May 27, 1997
                         Corp., dated September 8, 1995

10.06                    Escrow Agreement by and among Cinema Herricks, Inc., the      Exhibit 10.40 to
                         Company and CCC Cinema Herricks Corp., dated September 8,     Registration Statement on
                         1995                                                          Form SB-2 filed May 27, 1997

10.07                    Agreement and Plan of Reorganization among the Company,       Exhibit 10.41 to
                         CCC Emerson Cinema Corp. and Emerson Cinema, Inc., dated      Registration Statement on
                         May 29, 1996                                                  Form SB-2 filed May 27, 1997

10.08                    Indemnification Escrow Agreement, by and among the            Exhibit 10.42 to
                         Company, CCC Emerson, Inc. and Jack Wenarsky, dated           Registration Statement on
                         May 29, 1996                                                  Form SB-2 filed May 27, 1997

10.09                    Asset Purchase Agreement among the Company, CCC Washington    Exhibit 10.43 to
                         Cinema Corp., CCC Allwood Cinema Corp., CCC New City          Registration Statement on
                         Cinema Corp., Township of Washington Cinema, Inc., Allwood    Form SB-2 filed May 27, 1997
                         Clifton Cinema, Inc. and New City Cinema, Inc., dated
                         May 29, 1996

EXHIBIT                                                                                  PRIOR FILING OR
NUMBER                                           DESCRIPTION                           SEQUENTIAL PAGE NO.
------                                           -----------                           -------------------

10.10                    Indemnification Escrow Agreement by and among the Company,    Exhibit 10.44 to
                         CCC Washington Cinema Corp., CCC Allwood Cinema Corp., CCC    Registration Statement on
                         New City Cinema Corp. And Township of Washington Theatre,     Form SB-2 filed May 27, 1997
                         Inc., Allwood Clifton Cinema, Inc., New City Cinema, Inc.
                         and Jack Wenarsky, dated May 29, 1996

10.11                    Non-Competition Agreement, by and among the Company, CCC      Exhibit 10.46 to
                         Emerson Cinema, Inc., and John Nelson, Pamela Ferman and      Registration Statement on
                         Seth Ferman, dated May 29, 1996                               Form SB-2 filed May 27, 1997

10.12                    Asset Purchase Agreement among Magic Cinemas L.L.C., CCC      Exhibit 10.47 to
                         Tenafly Cinema Corp., CCC Bergenfield Cinema Corp., CCC       Registration Statement on
                         Closter Cinema Corp. and the Company, dated December 13,      Form SB-2 filed May 27, 1997
                         1996

10.13                    Assignment of Real Estate Lease, by and between Allwood       Exhibit 10.48 to
                         Clifton Cinema, Inc. and CCC Allwood Cinema Corp., dated      Registration Statement on
                         May 29, 1996, assigning that certain lease dated              Form SB-2 filed May 27, 1997
                         November 5, 1986 by and between 96 Market Associates, as
                         lessor and Assignor, as amended pursuant to the Lease
                         Modification Agreement dated October 10, 1989.

10.14                    Assignment of Real Estate Lease by and between New City       Exhibit 10.49 to
                         Cinemas, Inc. and CCC New City Cinema Corp., dated            Registration Statement on
                         May 29, 1996, assigning that certain lease dated              Form SB-2 filed May 27, 1997
                         January 18, 1965, by and between Bridon Realty Co., as
                         lessor, and Irving Sherman and David Sanders, as assigned
                         by Irving Sherman and David Sanders to New City Town
                         Theatre, Inc. pursuant to an Assignment Agreement dated
                         February 10, 1981, as further amended pursuant to an
                         Addendum to Lease dated November 14, 1990, as further
                         assigned by New City Town Theatre, Inc. to Assignor
                         pursuant to an Assignment and Assumption of Lease dated
                         November 14, 1990.

EXHIBIT                                                                                  PRIOR FILING OR
NUMBER                                           DESCRIPTION                           SEQUENTIAL PAGE NO.
------                                           -----------                           -------------------

10.15                    Assignment of Real Estate Lease by and between Emerson        Exhibit 10.50 to
                         Cinema, Inc. and CCC Emerson Cinema Corp., dated May 29,      Registration Statement on
                         1996, assigning that certain lease by and between Robert      Form SB-2 filed May 27, 1997
                         Nelson, Bernat Nelson and Leo Zucker doing business as
                         Robert Lee Realty Co., a partnership and Irving Sherman,
                         David Sanders and Albert Margulies, dated January 18,
                         1965, as further amended by Lessor and Emerson Town
                         Theatre, Inc. pursuant to an Extension and Modification of
                         Lease dated July 12, 1982, as further amended by Lessor
                         and Emerson Town Theatre, Inc. pursuant to an Addendum to
                         Lease dated June 1, 1986, and further amended and assigned by Emerson Town Theatre, Inc. to Emerson Cinema, Inc.
                         pursuant to an Addendum to Lease dated November 18, 1988
                         among Lessor, Emerson Town Theatre, Inc. and Assignor.

10.16                    Form of Lock-up Agreement                                     Exhibit 10.52 to
                                                                                       Registration Statement on
                                                                                       Form SB-2 filed May 27, 1997

10.17                    Form of Consent and Waiver Agreement by and among the         Exhibit 10.53 to
                         Company, CMNY Capital II, L.P., MidMark Capital, L.P.,        Registration Statement on
                         Emerson Cinema, Inc., A. Dale Mayo, Brett E. Marks,           Form SB-2 filed May 27, 1997
                         Michael C. Rush, Paul and Cindy Kay and Louis G. Novick

10.18                    Form of Termination Agreement for Stockholders and            Exhibit 10.54 to
                         Registration Rights Agreement by and among the Company,       Registration Statement on
                         CMNY Capital II, L.P., MidMark Capital, L.P., A. Dale         Form SB-2 filed May 27, 1997
                         Mayo, Brett E. Marks, Michael C. Rush, Emerson Cinema,
                         Inc., Paul and Cindy Kay and Louis G. Novick

10.19                    Form of Exchange and Termination Agreement by and among       Exhibit 10.55 to
                         the Company, MidMark Capital, L.P., and A. Dale Mayo          Registration Statement on
                                                                                       Form SB-2 filed May 27, 1997

EXHIBIT                                                                                  PRIOR FILING OR
NUMBER                                           DESCRIPTION                           SEQUENTIAL PAGE NO.
------                                           -----------                           -------------------

10.20                    Form of Exchange and Termination Agreement by and among       Exhibit 10.56 to
                         the Company, CMNY Capital II, L.P., CMCO, Inc., Robert G.     Registration Statement on
                         Davidoff, A. Dale Mayo, Brett E. Marks and Michael C. Rush    Form SB-2 filed May 27, 1997

10.21                    Form of Registration Rights Agreement by and among the        Exhibit 10.58 to
                         Company, CMNY Capital II, L.P., MidMark Capital, L.P.,        Registration Statement on
                         Emerson Cinema, Inc., A. Dale Mayo, Brett E. Marks,           Form SB-2 filed May 27, 1997
                         Michael C. Rush, Paul and Cindy Kay and Louis G. Novick

10.22                    Form of Consulting Agreement by and between the Company       Exhibit 10.59 to
                         and MidMark Associates, Inc.                                  Registration Statement on
                                                                                       Form SB-2 filed May 27, 1997

10.23                    The Provident Bank commitment letter, dated July 30, 1997     Exhibit 10.61 to
                                                                                       Registration Statement on
                                                                                       Form SB-2 filed May 27, 1997

10.24                    Clearview Cinema Group, Inc. 1997 Stock Incentive Plan        Exhibit 10.63 to
                                                                                       Registration Statement on
                                                                                       Form SB-2 filed May 27, 1997

10.25                    Consulting and Confidentiality Agreement by and between       Exhibit 10.64 to
                         the Company and Brett E. Marks                                Registration Statement on
                                                                                       Form SB-2 filed May 27, 1997

10.26                    Amended and Restated Credit Agreement by and among            Exhibit 10.01 to Quarterly
                         Clearview Cinema Group, Inc., its wholly-owned                Report on Form 10-QSB for
                         Subsidiaries, and The Provident Bank, dated September 12,     the Quarter ended June 30,
                         1997                                                          1997

10.27                    Agreement, dated as of September 1, 1997, by among            Exhibit 10.02 to Quarterly
                         Clearview cinema Group, Inc., First New York Reality Co.      Report on Form 10-QSB for
                         Inc., and Brett Marks                                         the Quarter ended June 30,
                                                                                       1997

10.28                    Subordinated Promissory Note dated as of November 21, 1997    Exhibit 10.01 to Current
                         in the amount of $4.0 million.                                Report on Form 8-K filed
                                                                                       November 21, 1997

EXHIBIT                                                                                   PRIOR FILING OR
NUMBER                                           DESCRIPTION                            SEQUENTIAL PAGE NO.
------                                           -----------                            -------------------

10.29                    Subordinated Promissory Note dated as of November 21, 1997     Exhibit 10.02 to Current
                         in the amount of $2.0 million.                                 Report on Form 8-K filed
                                                                                        November 21, 1997

10.30                    Registration Rights Agreement dated as of November 21,         Exhibit 10.03 to Current
                         1997 by and among Clearview Cinema Group, Inc., F&N            Report on Form 8-K filed
                         Cinema, Inc. and Roxbury Cinema, Inc.                          November 21, 1997

10.31                    Assignment by F&N Cinema, Inc. dated November 7, 1997          Exhibit 10.04 to Current
                         assigning to CCC Parsippany Cinema Corp. that certain          Report on Form 8-K filed
                         Ground Lease between The Trustees of Net Realty Holding        November 21, 1997
                         Trust and F&N Cinema, Inc. dated May 12, 1993, as amended
                         by the First Amendment to Ground Lease dated July 11,
                         1994, and as further amended by Second Amendment to Ground
                         Lease dated December 19, 1994.

10.32                    Assignment, Acceptance of Assignment and Consent to            Exhibit 10.05 to Current
                         Assignment of Lease between Roxbury Cinema Inc. and CCC        Report on Form 8-K filed
                         Succasunna Cinema Corp., dated November 21, 1997,              November 21, 1997
                         assigning that certain Lease between First Roxbury Company and Roxbury Cinema Inc. dated May 24, 1989, as amended by
                         Lease Modification Agreement dated May 2, 1990, and as
                         further amended by Second Lease Modification Agreement
                         dated December 20, 1994.

10.33                    Lease dated December 1997 between Jesse Y. Sayegh and CCC      Exhibit 10.01 to Current
                         Bellevue Cinema Corp. together with Rider to Lease, as         Report on Form 8-K filed
                         amended by Rider Attachment to Lease dated December 12,        December 12, 1997
                         1997

10.34                    Registration Rights Agreement dated as of December 12,         Exhibit 10.02 to Current
                         1997 by and among Clearview Cinema Group, Inc., The New        Report on Form 8-K filed
                         Bellevue Theater Corp. and Jesse Sayegh                        December 12, 1997

EXHIBIT                                                                                  PRIOR FILING OR
NUMBER                                           DESCRIPTION                           SEQUENTIAL PAGE NO.
------                                           -----------                           -------------------

10.35                    Assignment and Assumption and Consent to Assignment of        Exhibit 10.03 to Current
                         Lease dated December 12, 1997 by and among Jesse Sayegh,      Report on Form 8-K filed
                         CCC Cedar Grove Cinema Corp., Clearview Cinema Group, Inc.    December 12, 1997
                         and Leonard Diener Investment Company, assigning that
                         certain Lease Agreement by and between Beatrice Diener
                         d/b/a/ Leonard Diener Investment Company and Jesse Sayegh
                         dated May 29, 1990, as amended by letter dated March 26,
                         1997

10.36                    Assignment and Assumption and Consent to Assignment of        Exhibit 10.04 to Current
                         Lease dated December 12, 1997 by and among Jesse Sayegh,      Report on Form 8-K filed
                         CCC Kin Mall Cinema Corp., Clearview Cinema Group, Inc.       December 12, 1997
                         and C.J.M. Enterprises, Inc., assigning that certain Lease by and between Lester M. Entin Associates and C.J.M.
                         Enterprises, Inc. dated December 17, 1991, as amended by
                         First Amendment to lease dated December 31, 1996

10.37                    Assignment and Assumption and Consent to Assignment of        Exhibit 10.05 to Current
                         Lease dated December 12, 1997 by and among Jesse Sayegh,      Report on Form 8-K filed
                         CCC Middlebrook Cinema Corp., Clearview Cinema Group,         December 12, 1997
                         Inc., Westwood Oaks, Inc. and Westwood Oaks Associates,
                         assigning that certain Lease by and between Westwood Oaks,
                         Inc. and Jesse Sayegh dated September 28, 1993, together
                         with Rider LC to Lease

10.38                    First Amendment to Amended and Restated Credit Agreement      Exhibit 10.07 to Current
                         dated as of December 12, 1997 by and among Clearview          Report on Form 8-K filed
                         Cinema Group, Inc., et al. and The Provident Bank             December 12, 1997

10.39                    Second Amendment to Amended and Restated Credit Agreement     Filed Herewith
                         dated as of February 13, 1998, by and among Clearview
                         Cinema Group, Inc., et al. and The Provident Bank

EXHIBIT                                                                                  PRIOR FILING OR
NUMBER                                           DESCRIPTION                           SEQUENTIAL PAGE NO.
------                                           -----------                           -------------------

16.01                    Letter from Dorfman, Abrams, Music & Co.,                     Exhibit 16.01 to
                         dated July 30, 1997                                           Registration Statement on
                                                                                       Form SB-2 filed May 27, 1997

16.02                    Letter regarding change in certifying accountants             Exhibit 16.01 to Current
                                                                                       Report on Form 8-K filed
                                                                                       December 16, 1997

21.01                    Significant Subsidiaries                                      Filed Herewith

23.01                    Consent of Price Waterhouse LLP                               Filed Herewith

23.02                    Consent of Wiss & Company LLP                                 Filed Herewith

27.01                    Financial Data Schedule                                       Filed Herewith

         (b)  REPORTS ON FORM 8-K.

         The Company filed a report on Form 8-K under Items 2 and 7 thereof on November 21, 1997 and amended on February 2, 1998, which related to the Company's acquisition of certain assets from F&N Cinema, Inc. and Roxbury Cinema, Inc., comprising the operations of two multiplex theaters with a total of 22 screens located in Morris County, New Jersey. The Company filed a report of Form 8-K under Items 2 and 7 thereof on December 12, 1997, and amended February 23, 1998, which related to the Company's acquisition of certain assets from the New Bellevue Theater Corp., C.J.M. Enterprises, Inc., Kin Mall Cinemas, Inc. and Middlebrook Galleria Cinemas, Inc., comprising the operations of four multiplex theaters with a total of 27 screens located in Essex County, Morris County, and Monmouth County, New Jersey. The Company filed a report on Form 8-K under Item 4 on December 16, 1997 relating to the Company's change in accountants.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          CLEARVIEW CINEMA GROUP, INC.

Date:  March 31, 1998                     __________________________________
                                          A. Dale Mayo
                                          Chairman, Chief Executive Officer and
                                          President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                                   Title                      Date
---------                                                   -----                      ----

________________________                Chairman, Chief Executive Officer and          March 31, 1998
A. Dale Mayo                            President (Principal Executive Officer)

________________________                Treasurer and Chief Financial Officer          March 31, 1998
Joan M. Romine                          (Principal Financial and Accounting Officer)

________________________                Director                                       March 31, 1998
Wayne L. Clevenger

________________________                Director                                       March 31, 1998
Robert G. Davidoff

________________________                Director                                       March 31, 1998
Philip M. Getter

________________________                Director                                       March 31, 1998
Brett E. Marks

________________________                Director                                       March 31, 1998
Sueanne H. Mayo

________________________                Director                                       March 31, 1998
Denis Newman

                                  EXHIBIT INDEX


EXHIBIT                                                                                  PRIOR FILING OR
NUMBER                                           DESCRIPTION                           SEQUENTIAL PAGE NO.
------                                           -----------                           -------------------

4.02               Certificate of Designations, Preferences, Rights and Limitations    Filed Herewith
                   of Class B Nonvoting Cumulative Redeemable Preferred Stock of
                   Clearview Cinema Group, Inc.

10.39              Second Amendment to Amended and Restated Credit Agreement dated     Filed Herewith
                   as of February 13, 1998, by and among Clearview Cinema Group,
                   Inc., et al. and The Provident Bank

21.01              Significant Subsidiaries                                            Filed Herewith

23.01              Consent of Price Waterhouse LLP                                     Filed Herewith

23.02              Consent of Wiss & Company LLP                                       Filed Herewith

27.01              Financial Data Schedule                                             Filed Herewith