Form 10KSB/A
period 1997-12-31
CLEARVIEW CINEMA GROUP INC
filed 1998-04-30
CIK 1038754

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB/A

                  [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997

                   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ________ to __________

                       Commission file number 001-13187


                          Clearview Cinema Group, Inc.
-------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

        Delaware                                         22-3338356
-------------------------------------------------------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

   97 Main Street, Chatham, New Jersey                          07928
-------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

Issuer's telephone number       (973) 377-4646
                          -----------------------------------------------------

Securities registered under Section 12(b) of the Exchange Act:

Title of each class                   Name of each exchange on which registered

Common Stock, $.01 par value                  American Stock Exchange
------------------------------------      --------------------------------

Securities registered under Section 12(g) of the Exchange Act:

                                      None
-------------------------------------------------------------------------------
                                (Title of class)
         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes X  No   .
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

         Transitional Small Business Disclosure Form (check one):

         Yes       No   X
             -----    -----

         This Amendment to the Annual Report on Form 10-KSB filed on March 31, 1998 ("Form 10-KSB") relates solely to the information contained in Items 9-12 of Part III of the Form 10-KSB. The Form 10-KSB is hereby amended as follows:

Items 9-12 of Part III of the Form 10-KSB are restated in their entirety as set forth below.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         Under the Company's Amended and Restated Certificate and Amended and Restated By-laws, the members of the Board of Directors are divided into two groups; one group is elected by the holders of the Common Stock (the "Common Directors") and the other group is elected by the holders of the Class A Preferred Stock (the "Preferred Directors"). Further, the Common Directors are divided into three classes, with the classes as nearly equal in the number of directors as possible. At each annual meeting of stockholders, Common Directors will be elected for three-year terms to succeed the Common Directors of the class whose terms are expiring. Preferred Directors will be elected for one-year terms.

         Set forth below is certain information as of March 31, 1998 concerning the Company's directors and executive officers.

          NAME                         AGE        POSITION
          ----                         ---        --------

          A. Dale Mayo                 56         Chairman of the Board,  President,  Chief Executive Officer
                                                  and Director
          Paul Kay                     57         Senior Vice President - Operations
          Craig L. Zeltner             47         Vice  President - Film and  President - Cinema  Services
                                                  Division
          Sueanne Hall Mayo            51         Vice President - Management Information Systems,  Assistant
                                                  Secretary and Director
          Joan M. Romine               46         Treasurer and Chief Financial Officer
          Robert D. Lister             29         General Counsel and Secretary
          Wayne L. Clevenger           54         Director
          Robert G. Davidoff           70         Director
          Philip M. Getter             61         Director
          Brett E. Marks               35         Director
          Denis Newman                 67         Director

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

         PAUL KAY was appointed Senior Vice President-Operations on February 23, 1998 and had been the Vice President--Operations of the Company since its incorporation. He was the vice president and general manager of Clearview Cinema Corp. from 1987 to 1993.

         CRAIG ZELTNER was appointed Vice President-Film and President of the Company's Cinema Services Division on February 23, 1998. Prior to joining Clearview, Mr. Zeltner had been President of Cinema Services, Inc., an independent film buying service, for more than five years.

         SUEANNE HALL MAYO has been the Vice President--Management Information Systems and Assistant Secretary of the Company since 1997 and a director since its incorporation. She joined the Company upon its incorporation as its Vice President-Finance and Treasurer. Ms. Mayo was the treasurer of Clearview Cinema Corp. from 1987 to 1993. She is married to A. Dale Mayo. Ms. Mayo is a Class II Common Director, with a term expiring in 1999.

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

         WAYNE L. CLEVENGER has been a director of the Company since 1996. He has been a managing director of MidMark Advisors, Inc., the general partner of MidMark Equity Partners, L.P., since 1994 and a managing director of MidMark Associates, Inc., the general partner of MidMark Capital, L.P., a small business investment company registered with the Small Business Administration, since 1994. Mr. Clevenger has been a managing director of MidMark Management, Inc., a private investment management company, since 1989. Mr. Clevenger is a Preferred Director.

         ROBERT G. DAVIDOFF has been a director of the Company since 1994. He is a managing director of Carl Marks & Co., Inc., a general partner of CMNY Capital II, L.P., a small business investment company registered with the Small Business Administration, and a vice president of CMCO, Inc., a New York corporation, since 1982. Mr. Davidoff also serves on the boards of directors of Marisa Christina, Inc., Rex Stores, Inc., Hubco Exploration, Inc., SIDARI Corp., Consco Enterprises, Inc., Paging Partners Corp. and Audio Network Communications, Inc. Mr. Davidoff is a Class II Common Director, with a term expiring in 1999.

         PHILIP M. GETTER has been a director of the Company since October 1997. He has been Managing Director of Prime Charter Ltd., an investment banking firm, since April 1996. Mr.

Getter is a member of the League of American Theater Owners and Producers. Mr. Getter is a Class III Common Director, with a term expiring in 2000.

         BRETT E. MARKS has been a director of the Company since its incorporation and was its Vice President--Development from such date to 1997. He has been an executive vice president of First New York Realty Co., Inc., a realty brokerage firm specializing in commercial leasing and investment sales, since 1987, and the president of Marks Capital Management, a real estate management company, since 1989. Mr. Marks is a Class I Common Director, with a term expiring in 1998.

         DENIS NEWMAN has been a director of the Company since 1996. He has been a managing director of MidMark Advisors, Inc., the general partner of MidMark Equity Partners, L.P., since 1994; a managing director of MidMark Associates, Inc., the general partner of MidMark Capital, L.P., since 1994; and a managing director of MidMark Management, Inc. since 1989. Mr. Newman also serves on the board of directors of First Brands Corporation. Mr. Newman is a Preferred Director.

DIRECTOR COMPENSATION

         The Company does not currently compensate its directors or reimburse them, as such, for their expenses incurred in connection with attendance at Board of Directors' meetings and has no current plans to change this policy.

MEETINGS AND COMMITTEES OF THE BOARD

         During the fiscal year ended December 31, 1997 ("Fiscal 1997"), the Board of Directors met on one occasion and acted by unanimous written consent fourteen times. The Board has an Audit Committee, but no standing compensation or nominating committees.

         The members of the Audit Committee are Messrs. A. Dale Mayo, Robert G. Davidoff and Philip M. Getter. The Audit Committee reviews matters relating to the quality of financial reporting and internal accounting controls and the nature, extent and results of the audits by the Company's independent auditors, and maintains communications between the Company's auditors and the Board of Directors. The Audit Committee was formed in October 1997. The Audit Committee held no meetings in Fiscal 1997, and last met April 15, 1998.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Under the securities laws of the United States, the Company's directors, its executive officers and any persons beneficially holding more than ten percent of Common Stock are required to report their ownership of the Common Stock and any changes in that ownership to the SEC and the American Stock Exchange. Specific due dates for these reports have been established and the Company is required to report in this proxy statement any failure to file by these dates. During the year ended December 31, 1997, all of these filing requirements were satisfied. In making these statements, the Company has relied on copies of the reports that its executive officers and directors have filed with the SEC.

ITEM 10.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

     The following table sets forth compensation information for each of the two fiscal years ended December 31, 1997 for the Company's Chief Executive Officer.

                                                  ANNUAL                     LONG-TERM
                                               COMPENSATION                COMPENSATION
                                 ----------------------------------------  -------------
                                                                            SECURITIES        ALL OTHER
        NAME AND                                           OTHER ANNUAL     UNDERLYING       COMPENSATION
  PRINCIPAL POSITION(1)    YEAR  SALARY($)   BONUS($)    COMPENSATION($)    OPTIONS (3)          ($)
-------------------------  ----  ----------  ---------   ----------------  -------------   ----------------
A. Dale Mayo (2)           1997     120,000   104,500           --            50,000              --
  Chairman of the Board,   1996      99,167    37,371           --                --              --
  Chief Executive Officer
  and President

---------

(1) No other officer earned more than $100,000 in total annual salary and bonus for any of the three fiscal years ended December 31, 1997.

(2) Since May 29, 1996, Mr. Mayo's compensation has been determined in accordance with his employment agreement (as described below). Prior to that date, Mr. Mayo's annual compensation was equal to 2% of the first $5,000,000 in gross revenues of the Company, plus 1% of gross revenues in excess of $5,000,000.

(3) Options granted pursuant to the Company's 1997 Stock Incentive Plan.

OPTION GRANTS IN LAST FISCAL YEAR

     The table below sets forth information with respect to stock options granted to Mr. Mayo in Fiscal 1997 under the Company's 1997 Stock Incentive Plan. The options listed below are included in the Summary Compensation Table above.

                                    NUMBER OF SECURITIES   % OF TOTAL OPTIONS
                                     UNDERLYING OPTIONS   GRANTED TO EMPLOYEES     EXERCISE      EXPIRATION
                 NAME                    GRANTED(1)          IN FISCAL YEAR       PRICE($/SH)       DATE
                 ----               --------------------  --------------------   -------------   -----------
             A. Dale Mayo                  50,000                 40.8%              $8.00        8/18/2007

---------

(1) The options were granted under the Company's 1997 Stock Incentive Plan. The exercise price of the options was set at 100% of the fair market value of the shares on the date of grant. The options have a ten-year term and become exercisable over four years from the date of grant in installments of 5,000, 12,500, 15,000 and 17,500 shares, respectively, subject to earlier vesting or termination in certain circumstances. In the event of a change in control (as defined in the 1997 Stock Incentive Plan), options become fully exercisable. The options will remain exercisable for one year following a termination of employment by reason of death, disability or retirement but will expire on the date of termination by any other reason. The exercise price may be paid by delivery of cash or shares owned for more than six months, and income tax obligations related to exercise may be satisfied by surrender of shares received upon exercise, subject to certain conditions.

FISCAL YEAR END OPTION VALUE

     The table below sets forth information with respect to the number of unexercised options held by Mr. Mayo on December 31, 1997 on a pre-tax basis:

                                              NUMBER OF SECURITIES        VALUE(1) OF UNEXERCISED
                                             UNDERLYING UNEXERCISED        IN-THE-MONEY OPTIONS
                                               OPTIONS AT 12/31/97              AT 12/31/97
                   NAME                     EXERCISABLE/UNEXERCISABLE    EXERCISABLE/UNEXERCISABLE
                   ----                     -------------------------    -------------------------
               A. Dale Mayo                        -0-/50,000                  $-0-/162,500


---------

(1) Computed as the difference between the aggregate fair market value of the shares subject to the options on December 31, 1997, based on the closing price of the Common Stock on that date, and the aggregate exercise price of the options.

EMPLOYMENT AGREEMENTS

     Pursuant to an Employment Agreement by and between the Company and Mr. Mayo dated May 29, 1996 (the "Mayo Employment Agreement"), Mr. Mayo has agreed to serve as Chairman of the Board, President and Chief Executive Officer of the Company. As compensation, Mr. Mayo is to receive an annual base salary of not less than $120,000, plus an annual bonus equal to one percent of the Company's gross revenues in excess of $7,000,000; provided, however, that such total compensation may not exceed $750,000 in any one year. The initial term of the Mayo Employment Agreement expires on May 29, 2003. Thereafter, the term of the Mayo Employment Agreement will be automatically extended for successive one-year periods ending on May 29, unless terminated by either party upon at least six months' advance notice. The Mayo Employment Agreement also provides that, for a period of three years after its termination, Mr. Mayo may not, directly or indirectly, engage, have a financial interest in or become interested in any other businesses similar to or in competition with the Company within a 50-mile radius of any theater owned or operated by the Company as of the date of that termination.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth the beneficial ownership of the Common Stock as of April 27, 1998 by each beneficial owner of more than 5% of the outstanding Common Stock, director, nominee for director and by all directors and executive officers as a group. All of the Class A Preferred Stock is owned by MidMark. Unless otherwise indicated, the holders of all shares shown in the table have sole voting and investment power with respect to such shares.

                                                           SHARES OF COMMON STOCK
                                                             BENEFICIALLY OWNED
                                                           ----------------------
                NAME AND ADDRESS (1)                        AMOUNT        PERCENT
                --------------------                       ---------      -------
A. Dale Mayo(2)......................................        801,879       36.0%
MidMark Capital, L.P.(3).............................        527,400       19.6%
Emerson Cinema, Inc.(2)(4)...........................        208,200        9.3%
CMNY Capital II, L.P.(5).............................        184,080        8.3%
Wayne L. Clevenger(3)(6).............................        527,400       19.6%
Robert G. Davidoff(5)(7).............................        216,000        9.7%
Philip M. Getter(8)..................................             --         --
Brett E. Marks(2)(9).................................        117,600        5.3%
Sueanne Hall Mayo(10)................................             --         --
Denis Newman(3)(6)...................................        527,400       19.6%
All directors and executive officers as a group (11
  persons)...........................................      1,545,279       69.4%

---------
  *  Less than 1%

 (1) The address of each person set forth above is 97 Main Street, Chatham, New Jersey 07928, except as otherwise noted.

 (2) Mr. Mayo owns directly 318,000 shares of Common Stock. The other 483,879 shares are owned by other stockholders of the Company, including Emerson Cinema, Inc. and Mr. Marks, subject to voting trust agreements for which Mr. Mayo is the trustee. Under those agreements, Mr. Mayo has the right to exercise all voting rights with respect to those shares for a period of 20 years or until they are sold in a public offering under the United States Securities Act of 1933, as amended (the "Securities Act") or in accordance with Rule 144 under the Securities Act.

 (3) The address for MidMark and Messrs. Clevenger and Newman is c/o MidMark Associates, 466 Southern Boulevard, Chatham, New Jersey. MidMark beneficially owns 527,400 shares of Common Stock by means of its ownership of 779 shares of Class A Preferred Stock, which represent all of the outstanding shares of Class A Preferred Stock, and are convertible into 467,400 shares of Common Stock, and 60,000 shares of Common Stock.

 (4) The address for Emerson Cinema, Inc. is c/o Roxbury Cinemas, Inc., Route 10, Succasunna, New Jersey 07054.

 (5) The address for CMNY and Mr. Davidoff is c/o Carl Marks & Co., Inc., 135 East 57th Street, New York, New York 10022.

 (6) Comprises the shares owned by MidMark. Both Mr. Clevenger and Mr. Newman disclaim beneficial ownership of the shares of Common Stock beneficially owned by MidMark.

 (7) Includes 184,080 shares owned by CMNY and 15,960 shares owned by CMCO. Mr. Davidoff disclaims beneficial ownership of the shares of Common Stock beneficially owned by either CMNY or CMCO.

 (8) The address for Philip M. Getter is 810 Seventh Avenue, 9(th) Floor, New York, New York 10019.

 (9) The address for Mr. Marks is c/o First New York Realty Co. Inc., 310 Madison Avenue, New York, New York 10017.

(10) Ms. Mayo disclaims beneficial ownership of all the shares beneficially owned by Mr. Mayo.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Pursuant to a Contribution and Exchange Agreement dated December 21, 1994, the Company issued to Mr. Mayo and Mr. Marks 330,000 and 120,000 shares of Common Stock, respectively, in exchange for (i) all of the outstanding shares of capital stock of Clearview Theater Group, Inc., CCC Madison Triple Cinema Corp., CCC Chester Twin Cinema Corporation and CCC Manasquan Cinema Corporation (collectively, the "Subsidiaries") and (ii) promissory notes of certain Subsidiaries with an aggregate principal amount of $250,000. The principal assets of the Subsidiaries were the leases for the movie theaters in Bernardsville, Chester, Madison and Manasquan, New Jersey and the related leasehold improvements and equipment. Concurrently with that contribution and pursuant to an Investment and Stockholders Agreement dated December 21, 1994 (the "Investment Agreement"), the Company sold 150,000 shares of Common Stock to CMNY for an aggregate purchase price of $500,000 in cash. Mr. Davidoff, a Common Director, is a general partner of CMNY and a managing director of CMCO.

     Mr. Mayo had formed CCC Chester Twin Cinema Corporation in August, 1993 to be the lessee of the Chester Twin Theater. In September 1993, as part of the consideration for the sale of Clearview Cinema Corp., Mayo acquired the capital stock of Clearview Theater Group, Inc. The terms of that sale were negotiated at arm's length between the owners of Clearview Cinema Corp. and the purchaser. In February 1994, Mr. Mayo sold to Mr. Marks 49% of the capital stock of CCC Madison Triple Cinema Corp. and of CCC Chester Twin Cinema Corporation for $10,000 and $5,000, respectively. Simultaneously, Mr. Marks loaned CCC Madison Triple Cinema Corp. $125,000 and received a promissory note in exchange. In May 1994, Mr. Mayo formed CCC Manasquan Cinema Corporation to be the lessee of the Algonquin Theater in Manasquan, New Jersey.

     No third party was retained by the Company, CMNY, Messrs. Mayo or Marks to value the interests being exchanged by Messrs. Mayo and Marks for shares of Common Stock or to determine the relationship between those values and the purchase price paid by CMNY for its shares of Common Stock. The valuation to be placed on those interests and that relationship was determined by the arm's length negotiations between Messrs. Mayo and Marks and a representative of CMNY. Under the Investment Agreement, CMNY has the right to sell its shares of Common Stock to the Company for a 30-day period commencing in 2002 at a price based upon a formula set forth therein and, if CMNY does not exercise that right, the Company has the right to purchase those shares of Common Stock from CMNY for the 90-day period commencing after the expiration of that 30-day period at a price based upon the same formula. CMNY and the Company terminated those rights in connection with the Company's initial public offering closed on August 22, 1997 (the "Common Stock Offering").

     As of June 1, 1997, Mr. Marks and the Company entered into a consulting and confidentiality agreement pursuant to which Mr. Marks as a consultant will assist the Company in the identification of possible locations for the development of theaters and of theaters that are potential acquisition candidates and provide other services as requested by the Company. Mr. Marks is also an executive vice president of First New York. To the extent, if any, that Mr. Marks identifies any person who is interested in leasing a site to the Company in his capacity as an employee of First New York and the Company determines to lease that site, First New York could be entitled to a commission from that person and Mr. Marks would then be entitled to a commission from First New York.

     In connection with the acquisition from United Artists Theater Circuit, Inc. ("United Artists") of three theaters and the underlying real estate and the leaseholds of two additional theaters, First New York and Mr. Marks received commissions of $259,500 and $77,850, respectively, paid by United Artists. In connection with the acquisition of a three-screen theater in Roslyn, New York, Mr. Marks received a commission of approximately $10,000, paid by Mr. Levinson. In connection with the Company's acquisition of two theaters with a total of 22 screens in Parsippany and Succasunna, New Jersey, four theaters with a total of 27 screens located in Essex County, Morris County and Monmouth County, New Jersey, the six-screen theater in Montclair, New Jersey, and two three-screen theaters in Manhasset and Babylon, New York, Mr. Marks received commissions of approximately $3,500, $5,000, $2,500 and $34,200. In addition, in connection with the Company's lease of office space in Chatham, New Jersey, Mr. Marks received a commission of approximately $5,000. In order to formalize the relationships among the parties, First New York, Mr. Marks and the Company entered into an agreement on September 1, 1997. In that agreement, First New York acknowledged that Mr. Marks, as a consultant to the Company, may from time to time engage in activities that may, under other circumstances, result in commissions being earned by First New York and Mr. Marks, but that the Company has sole discretion to determine whether any such activity will result in commissions being payable to First New York or Mr. Marks.

     On August 31, 1995, CMNY, CMCO and Mr. Davidoff each purchased an 8% Note in the principal amounts of $300,000, $50,000 and $50,000, respectively. In connection with the sale of these 8% Notes, the Company issued each purchaser warrants ("A/B Warrants") to purchase 75 shares, 12.5 shares and 12.5 shares of Common Stock, respectively. On October 11, 1995, Davidoff and CMCO each purchased an additional 8% Note in the principal amount of $50,000. In connection with the sale of these 8% Notes, the Company issued each purchaser A/B Warrants to purchase 12.5 shares of Common Stock. On December 13, 1996, Davidoff and CMCO each purchased an additional 8% Note due December 13, 1998 in the principal amount of $300,000. In connection with the sale of these 8% Notes, the Company issued each purchaser A/B Warrants to purchase 37.5 shares of Common Stock.

     Under the Investment Agreement, CMNY acquired the right to sell to the Company, under certain circumstances, its shares of Common Stock, and the Company acquired the right to purchase, under certain circumstances, those same shares (the "Put/Call Rights"). In connection with the Common Stock Offering, CMNY and the Company terminated the Put/Call Rights and the holders of the A/B Warrants exchanged 162.5 of the A/B Warrants for an aggregate of 66,000 shares of Common Stock.

     In October 1997, the Company repaid the 8% Notes issued during 1995 from borrowings under the Senior Credit Facility. Pursuant to an agreement among the Company, CMCO and Mr. Davidoff dated December 12, 1997, CMCO and Mr. Davidoff each exchanged their 8% Notes issued in 1996 for 300 shares of Class B Preferred Stock. In connection with this exchange, CMCO and Mr. Davidoff terminated the remaining A/B Warrants.

     The terms of the 8% Notes, the A/B Warrants and the agreements related to the termination and exchange transactions described above were negotiated at arm's length by Mr. Davidoff, for himself and as a representative of CMNY and CMCO, and the Company.

     Messrs. Clevenger and Newman, each a Preferred Director, are managing directors of MidMark Associates, which is the general partner of MidMark. MidMark acquired from the Company a total of 779 shares of Class A Preferred Stock and two warrants (the "Preferred Warrants") to purchase a total of 471 shares of Class A Preferred Stock in two transactions in 1996. Pursuant to the Purchase Agreements under which MidMark acquired its shares of Class A Preferred Stock and the Preferred Warrants, MidMark acquired the right to sell to the Company, under certain circumstances, those shares of Class A Preferred Stock or those shares of Common Stock into which those shares were converted (the "Put Right"). In connection with the Common Stock Offering, MidMark terminated the Put Right in exchange for 60,000 shares of Common Stock and exchanged its Preferred Warrants for a new Warrant ("Class A Warrant") exercisable for 282,600 shares of Common Stock.

     In accordance with a Consulting Agreement between MidMark Associates and the Company dated May 23, 1997 (the "Consulting Agreement"), MidMark Associates will provide the Company with business and organizational strategy and financial and investment management services for a fee equal to $60,000 per year. The Consulting Agreement terminates on August 22, 2003, unless sooner terminated because no officer of MidMark Associates is on the Board of Directors and the holders of the Class A Preferred Stock are no longer entitled to vote separately for directors.

     Mr. Getter, a Common Director, is a Managing Director of Prime Charter. Prime Charter acted as the Representative of the several underwriters (collectively, the "Underwriters") who purchased an aggregate of 1,150,000 shares (including 150,000 shares purchased solely to cover over-allotments) of the Common Stock in the Common Stock Offering.

     Pursuant to the terms of the Underwriting Agreement between the Company and Prime Charter dated August 18, 1997 (the "Underwriting Agreement"), the Company paid Prime Charter on behalf of the Underwriters $736,000 for discounts and commissions and $276,940 for additional expenses incurred by Prime Charter in connection with the Common Stock Offering. In addition, the Company sold to Prime Charter for nominal consideration warrants to purchase an aggregate of 100,000 shares of Common Stock (the "Underwriter Warrants"). The Underwriter Warrants are exercisable for a four-year period commencing on August 12, 1998. Also commencing on August 12, 1998, the Company will (i) be obligated for five years to register, pursuant to the Securities Act, the shares of Common Stock issued or issuable upon exercise of the Underwriter Warrants and (ii) be obligated for seven years to include shares of Common Stock in any appropriate registration statement which may be filed by the Company.

     Prime Charter has the right to send a representative to observe each meeting of the Board of Directors until August 2002. At Prime Charter's election, in lieu of such representative, Prime Charter may require the Company to use its reasonable best efforts to elect one designee of Prime Charter to the Board of Directors for the longer of (i) two years following the consummation of the Common Stock Offering or (ii) up to five years following consummation of the Common Stock Offering. Mr. Getter is Prime Charter's designee on the Board of Directors. Prime Charter and its affiliates are the beneficial owners of at least 50% of the Underwriter Warrants and/or the underlying shares of Common Stock.

     Prior to the Common Stock Offering, there was no public market for the Common Stock. Accordingly, the Common Stock Offering price was determined by negotiation between the Company and Prime Charter.

     All of the transactions described above were negotiated at arm's length among the various parties thereto and the Company believes that each of these transactions has terms that would be appropriate in a transaction between unaffiliated parties and that are fair to the Company as a whole. It is the policy of the Company to have any transaction with an affiliated party reviewed and approved by the directors of the Company who have no relationship with that party or that transaction.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         CLEARVIEW CINEMA GROUP, INC.

Date:  April 30, 1998                    __________________________________
                                         A. Dale Mayo
                                         Chairman, Chief Executive Officer and
                                         President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                           Title                                    Date
---------                                           -----                                    ----


________________________                Chairman, Chief Executive Officer and          April 30, 1998
A. Dale Mayo                            President (Principal Executive Officer)

________________________                Treasurer and Chief Financial Officer          April 30, 1998
Joan M. Romine                          (Principal Financial and Accounting Officer)

________________________                Director                                       April 30, 1998
Wayne L. Clevenger

________________________                Director                                       April 30, 1998
Robert G. Davidoff

________________________                Director                                       April 30, 1998
Philip M. Getter

________________________                Director                                       April 30, 1998
Brett E. Marks

________________________                Director                                       April 30, 1998
Sueanne H. Mayo

________________________                Director                                       April 30, 1998
Denis Newman