Form 10QSB
period 1998-03-31
CLEARVIEW CINEMA GROUP INC
filed 1998-05-15
CIK 1038754

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



  x      QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
-----    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998



         TRANSITION REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE
-----    ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________TO ___________



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

                                 97 Main Street
                            Chatham, New Jersey 07928
                    (Address of principal executive offices)

                                 (973) 377-4646
                (Issuer's telephone number, including area code)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_ No  ___

APPLICABLE ONLY TO CORPORATE ISSUERS:

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,227,879 shares of common stock were outstanding as of April 27, 1998

Transitional Small Business Disclosure Format (check one):  Yes ___  No _x_

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                          CLEARVIEW CINEMA GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                           December 31,             March 31,
                                                                               1997                   1998
                                                                           ------------             ---------
                                                                                                   (Unaudited)
                     ASSETS
CURRENT ASSETS:
      Cash and cash equivalents                                            $  1,647,176           $  1,470,083
      Inventories                                                               116,655                163,163
      Other current assets                                                      341,273                433,257
                                                                           ------------           ------------
         Total current assets                                                 2,105,104              2,066,503

PROPERTY, EQUIPMENT AND LEASEHOLDS, NET                                      34,488,714             36,549,295


Intangible assets, net                                                       19,931,555             23,877,269
Other non-current assets                                                        827,019                915,198
                                                                           ------------           ------------

                                                                           $ 57,352,392           $ 63,408,265
                                                                           ============           ============

         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
      Current maturities of long-term debt                                 $  2,876,607           $  5,205,205
      Subordinate notes payable - short term                                         --              2,000,000
      Accounts payable and accrued expenses                                   4,562,633              5,282,702
                                                                           ------------           ------------
          Total current liabilities                                           7,439,240             12,487,907


Long-term debt, less current maturities                                      32,234,955             35,697,369
Subordinated notes payable - long term                                        6,000,000              4,000,000

COMMITMENTS AND CONTINGENCIES (NOTE 5 + 6)

CLASS B REDEEMABLE PREFERRED STOCK                                            1,350,000              1,350,000


STOCKHOLDERS' EQUITY:
      Undesignated preferred stock:
         2,478,697 shares authorized                                                 --                     --
      Class A Preferred Stock, par value $.01, 1,303 shares
         authorized; 779 shares issued and outstanding                                8                      8
      Common Stock, par value $.01, 10,000,000 shares authorized;
          2,213,097 and 2,227,879 shares issued and outstanding                  22,131                 22,279
      Additional paid-in capital                                             12,214,515             12,414,367
      Accumulated deficit                                                    (1,908,457)            (2,563,665)
                                                                           ------------           ------------
          Total stockholders' equity                                         10,328,197              9,872,989
                                                                           ------------           ------------
                                                                           $ 57,352,392           $ 63,408,265
                                                                           ============           ============

See accompanying notes to consolidated financial information.

                          CLEARVIEW CINEMA GROUP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       Three Months Ended
                                                -------------------------------
                                                           March 31,
                                                -------------------------------
                                                    1997               1998
                                                ----------          -----------
THEATER REVENUES:
  Box office                                    $2,712,210          $ 7,077,119
  Concession                                       743,986            2,284,059
  Other                                             49,255              319,631
                                                ----------          -----------
                                                 3,505,451            9,680,809
                                                ----------          -----------

OPERATING EXPENSES:
   Film rental                                   1,196,126            3,060,197
   Cost of concession sales                        108,605              357,465
   Theater operating expenses                    1,226,799            3,455,314
   General and administrative expenses             191,806            1,009,744
   Depreciation and amortization                   413,011            1,262,625
                                                ----------          -----------
                                                 3,136,347            9,145,345
                                                ----------          -----------

OPERATING INCOME                                   369,104              535,464

Interest expense, net                              358,482            1,160,747
                                                ----------          -----------

NET INCOME (LOSS)                               $   10,622          $  (625,283)
                                                ==========          ===========


 BASIC INCOME (LOSS) PER SHARE                  $     0.01          $     (0.30)
                                                ==========          ===========

 DILUTED INCOME (LOSS) PER SHARE                $     0.01          $     (0.30)
                                                ==========          ===========



See accompanying notes to consolidated financial information.

                          CLEARVIEW CINEMA GROUP, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                        THREE MONTHS ENDED MARCH 31, 1998
                                   (UNAUDITED)

                                      Class A
                                  Preferred Stock      Common Stock          Additional
                                  -------------------------------------       Paid-in          Accumulated
                                  Shares  Amount    Shares       Amount        Capital           Deficit            Total
                                  ------  ------    ------       ------        -------           -------            -----

BALANCE, DECEMBER 31, 1997:         779     $8     2,213,097     $22,131     $ 12,214,515      $(1,908,457)       10,328,197

     Issuance of  common  stock
         for assets acquired         --      -        14,782         148          199,852               --           200,000

     Preferred stock dividend        --      -            --          --               --          (29,925)          (29,925)

     Net loss                        --      -            --          --               --         (625,283)         (625,283)
                                    ---     --     ---------     -------     ------------      -----------      ------------

BALANCE, MARCH 31, 1998             779     $8     2,227,879     $22,279     $ 12,414,367      $(2,563,665)     $  9,872,989
                                    ===     ==     =========     =======     ============      ===========      ============




See accompanying notes to consolidated financial information.

                          CLEARVIEW CINEMA GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       Three Months Ended
                                                                                 ---------------------------------
                                                                                             March 31,
                                                                                 ---------------------------------
                                                                                    1997                  1998
                                                                                 -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                            $    10,622           $  (625,283)
    Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
      Depreciation and amortization of property, equipment & leaseholds              339,415               842,486
      Amortization of intangible assets                                               73,596               420,139
      Amortization of debt discount and issuance costs                                47,493                74,004
      Changes in operating assets and liabilities:
         Inventories                                                                  (2,522)              (46,508)
         Other current assets                                                       (126,141)              (91,984)
         Other non-current assets                                                    (10,075)              (88,179)
         Accounts payable and accrued expenses                                       448,067               690,144
                                                                                 -----------           -----------
             Net cash provided by operating activities                               780,455             1,174,819
                                                                                 -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property, equipment and leaseholds                                  (305,347)             (765,067)
    Acquisitions of theaters                                                              --            (5,750,000)
    Acquisition costs                                                                (93,181)              (88,548)
                                                                                 -----------           -----------
             Net cash used in investing activities                                  (398,528)           (6,603,615)
                                                                                 -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of long term debt                                         625,000             5,800,000
    Payments on long term debt                                                      (261,311)               (8,988)
    Debt issuance costs                                                                   --              (539,309)
    Deferred offering costs                                                          (65,179)                   --
                                                                                 -----------           -----------
             Net cash provided by financing activities                               298,510             5,251,703
                                                                                 -----------           -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                              680,437              (177,093)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                       751,345             1,647,176
                                                                                 -----------           -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $ 1,431,782           $ 1,470,083
                                                                                 ===========           ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
      Interest paid                                                              $   235,371           $ 1,108,979
                                                                                 ===========           ===========

      Non-cash investing and financing activities:

         Issuance of common stock as consideration for theater acquired          $        --           $   200,000
                                                                                 ===========           ===========


See accompanying notes to consolidated financial information.

CLEARVIEW CINEMA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL INFORMATION


Note 1--Basis of Presentation:

         The balance sheet as of December 31, 1997 has been derived from the audited balance sheet contained in the Form 10-KSB of Clearview Cinema Group, Inc. (the "Company"), and is presented for comparative purposes. All other financial information is unaudited. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for all periods presented, have been made. Results of operations for interim periods are not necessarily indicative of the operating results for a full year.

         Footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. The financial information presented in this report should be read in conjunction with the annual financial statements included in the Annual Report on Form 10-KSB.

         Income (Loss) Per Share - In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 128, Earnings Per Share ("SFAS 128") which is effective for financial statements for both interim and annual periods ending after December 15, 1997. The Company adopted SFAS 128 in the fourth quarter of 1997. SFAS 128 replaces the presentation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share is calculated based on the weighted average number of common shares outstanding during the period and excludes all dilution. Diluted earnings per share is calculated by using the weighted average number of common shares outstanding, while also giving effect to all dilutive potential common shares that were outstanding during the period. Prior period amounts have been restated to conform to the requirements of SFAS 128.

         For the three months ended March 31, 1998, the net loss available to common stockholders was $655,208, after giving effect to the preferred stock dividend. For the three months ended March 31, 1997, the net income available to common stockholders was $10,622. For the three months ended March 31, 1998 the weighted average number of shares outstanding used in the computation of basic and diluted loss per share was 2,220,816. For the three months ended March 31, 1997, the weighted average number of shares outstanding used in the computation of basic income per share was 832,800 and for diluted income per share was 1,728,000 including all potentially dilutive common stock.

         Reclassification - Certain amounts previously reported have been reclassified to conform to current year presentation.

Note 2--Stock Based Compensation:

         During the three months ended March 31, 1998 the Company granted 61,000 incentive stock options, under the 1997 Stock Incentive Plan with exercise prices equal to the quoted market price of the Company's Common Stock on the date of grant.


Note 3--Long-Term Debt:

         In February 1998, the Company amended and restated its Credit Facility by obtaining a third term note ("Term Note C") totaling $5.8 million which was used to acquire four additional theaters. The aggregate availability under the Credit Facility was $41.8 million at March 31, 1998, of which $40.8 million is outstanding at the date hereof. The Credit Facility expires in September 2002. The Credit Facility includes a revolving credit line of $1 million which can be used for refinancing existing debt, financing working capital, financing acquisitions and for general corporate purposes. As of March 31, 1998, principal payments under the term loans are due in April 1998, July 1998, October 1998 and January 1999 and totalled $5.28 million. There were no amounts outstanding under the revolving credit line at March 31, 1998.

         The Credit Facility is collateralized by substantially all of the assets of the Company and contains various restrictive covenants, including maintenance of specified levels of net worth and debt coverage ratios. In February 1998, the senior debt coverage ratio under the Credit Facility was amended from 3.7:1 to 4.5:1.

         As a result of the February 1998 amendment, all loans under the Credit Facility bear interest at a rate based on the prime rate plus (x) a margin based upon the ratio of the Company's borrowings under the Credit Facility plus capital leases to the Company's EBITDA, and (y) a "Margin Adjustment Rate". The Margin Adjustment Rate is defined initially as 0%, increases to 2% on November 10, 1998, and increases by 0.5% every 180 days thereafter. The interest rate at March 31, 1998 was 10%.

Note 4-- Theater Acquisitions:

         During the first three months of 1998, the Company acquired a total of four theaters and twenty one screens located in New Jersey and New York. The acquisitions have been accounted for under the purchase method of accounting. Under the purchase method of accounting, the purchase price for each transaction has been allocated based on the estimated fair value of identifiable tangible and intangible assets (principally property, equipment and leasehold interest) of the respective theaters with the excess purchase price, together with acquisition costs being allocated to goodwill. The results of operations of the acquired theaters are included in the accompanying consolidated financial statements from the respective acquisition dates.

         Clairidge Acquisition - In February 1998 the Company acquired substantially all the assets, including leasehold interest, equipment and various operating contracts of one theater from Clairidge Cinemas, Inc. (the "Clairidge Acquisition") for a total purchase price of $2.3 million. The Company paid $2.1 million in cash from borrowings under the Credit Facility and issued 14,782 shares of common stock with an aggregate market value of $200,000 based on the closing price of the Company's stock on the ten trading days preceding the acquisition. Leasehold interests acquired are to be amortized over the theater lease which has a remaining lease term through December 31, 2016. The purchase price has been allocated as follows:

                  Leasehold interest                 $    104,500
                  Equipment                               345,000
                  Goodwill                              1,850,500
                                                     ------------
                                                     $  2,300,000
                                                     ============

         UA II Acquisition - In February 1998 the Company acquired substantially all the assets, including land, building, equipment and various operating contracts of two theaters from United Artists Theater Circuit, Inc. (the "UA II Acquisition") for a total purchase price of $1.5 million paid in cash from borrowings under the Credit Facility. The purchase price has been allocated as follows:

                  Land                               $    252,000
                  Building                              1,008,000
                  Equipment                               240,000
                                                     ------------
                                                     $  1,500,000
                                                     ============

         Cobble Hill Acquisition - In March 1998 the Company acquired substantially all the assets, including equipment and various operating contracts of one theater from Cobble Hill Cinemas, Inc. (the "Cobble Hill Acquisition") for a total purchase price of $2.15 million, paid in cash from borrowings under the Credit Facility. The purchase price has been allocated as follows:

                  Equipment                          $    188,500
                  Non-compete                              14,000
                  Goodwill                              1,947,500
                                                     ------------
                                                     $  2,150,000
                                                     ============

Note 5--Commitments and Contingencies:

         In February 1998, the Company entered into a lease agreement to operate a theater facility in Montclair, N.J. for ten years with four 5- year renewal options. The lease provides for base rent of $37,500 and is adjusted upward each year based on a formula.

         In January 1998, the Company entered into an agreement providing for the lease of a theater in Millburn, N.J. with the option to purchase certain assets of the theater for $1.15 million in cash. The lease period is three months with an option to extend for an additional three months, at $9,000 per month, during which time the Company can exercise its option to purchase the theater. It is the Company's intention to exercise this option within the lease period.

         In connection with the CJM Acquisition consummated in 1997, the Company agreed to provide to the seller additional consideration of 750 shares of Class B redeemable preferred stock valued at $750,000 if another competing theater is not opened in the operating vicinity of the purchased theaters within two years of the date of the agreement or December 12, 1999. However, such consideration is deemed to be contingent and, as such, will only be recorded on December 12, 1999 if no competing theater has opened.

         During September 1995, the Company entered into an agreement providing for the lease of three New York theater locations with annual rent of approximately $300,000 and the option to purchase certain assets of the three theaters through September 2000. Until exercise of the option, the Company is required to make annual payments which are recorded as interest expense. It is the Company's intention to exercise this option.

Note 6--Subsequent Events:

         Class C Preferred Stock - In April 1998 the Company designated a new series, consisting of 3,000 shares of its preferred stock, $.01 par value, as Class C Convertible Preferred Stock (the "Class C Preferred Stock"). Concurrently, the Company entered into a Securities Purchase Agreement and issued the 3,000 shares of its Class C Preferred Stock for $3.0 million in cash.

         The conversion feature grants the holder of the Class C Preferred Stock the right to convert to common stock based on a formula any time after the earlier to occur of (1) the 90th day following the issue date or (2) the date on which the underlying security is registered. The Class C Preferred Stock will be automatically converted two years following the issue date. The Securities Purchase Agreement included a registration rights agreement, which requires the Company to prepare and file with the Securities and Exchange Commission a registration statement covering the resale of at least 150% of the number of shares of common stock then issuable upon conversion of the Class C Preferred Stock no later than July 15, 1998.

         Theater Transaction- In November 1997, the Company entered into an agreement to merge with Warren County Cinemas contingent upon Warren County Cinemas obtaining a certain construction permit. During 1998, the construction permit was approved and on April 30, 1998, the Company completed the merger, through the issuance of 76,923 shares of common stock having a fair market value of approximately $1.5 million in exchange for all the outstanding stock of Warren County Cinemas. In addition, the shareholders of Warren County Cinemas have the right to receive additional consideration, dependent upon future earnings of the theater for the next two years, of up to $500,000. The shares of common stock issued are unregistered shares and are subject to a Voting Trust Agreement whereby the President and Chief Executive Officer of the Company has the right to exercise all rights as an owner of the shares, including the right to vote, until the shares are sold or registered. In May 1998, the Company entered into an agreement and began to construct a 15-screen multiplex theater in Mansfield, NJ with a total estimated cost of $3.15 million with a planned opening in November 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                  The following discussion and analysis of the Company's results of operations and financial condition should be read in conjunction with the information set forth in the unaudited financial statements and notes thereto included elsewhere herein and the audited financial statements and the notes thereto included in the Annual Report on Form 10-KSB.

Overview

                  The Company has achieved significant growth in theaters and screens since its formation in November 1994. Since the inception of its business in December 1994, when the Company acquired the right to operate four theaters with eight screens, the Company has acquired the right through March 31, 1998, to operate an additional 32 theaters with 150 screens, has added six screens to two existing theaters and has constructed a new 5-screen theater in an existing building, resulting in a total of 37 theaters and 169 screens operated by the Company at March 31, 1998. The Company operated 16 theaters with 64 screens as of March 31, 1997. The Company expects that its future revenue growth will be derived primarily from the acquisition of additional theaters, the addition of screens to existing theaters and the development of new theaters. In order to fund its plans for continued growth, the Company will require additional debt financing, which it is currently seeking, and may need to seek additional equity financing. Failure to obtain any such financing could require the Company to significantly curtail its acquisition activities. The Company has had no theater closings since inception.

                  The Company's revenues are predominantly generated from box office receipts, concession sales and on-screen advertising. Direct theater costs include film rental and the cost of concessions. Other theater operating expenses consist primarily of theater labor and related fringe benefit costs and occupancy costs (including rent and/or real estate taxes, utilities, repairs and maintenance, cleaning costs and supplies). Film rental costs are directly related to the popularity of a film and the number of weeks the film has run. Film rental costs generally decline as a percentage of box office receipts the longer a film has been showing. Because certain concession items, such as fountain drinks and popcorn, are purchased in bulk and not prepackaged for individual servings, the Company has significant gross profit margins on those items.

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

         In the quarter ended March 31, 1998, the Company purchased the Clairidge Cinemas in Montclair, New Jersey (6 screens) for $2.1 million in cash and 14,782 shares of Common Stock; the Manhasset Cinemas in North Hempstead, NY (3 screens) and the Babylon Cinemas in Babylon, NY (3 screens) collectively the "UAII" Acquisition, for $1.5 million in cash; and the Cobble Hill Cinemas in Brooklyn, NY (5 screens) for $2.2 million in cash. The Company leased two additional theaters in the first quarter of 1998. The acquisition and leasing of additional theaters increased the Company's total number of theaters to 37 and its screen count to 169.

Comparison of Three Months Ended March 31, 1998 and March 31, 1997

                  Total Revenues. Total revenues for the three months ended March 31, 1998 increased 176.2% to $9,680,809 from $3,505,451 for the comparable 1997 period. Box office receipts for the three months ended March 31, 1998 increased 160.9% to $7,077,119 from $2,712,210 for the comparable 1997 period. The increases in box office receipts resulted primarily from an increase in attendance for the three months ended March 31, 1997 of 136.7% to approximately 1,278,000 from 540,000 attendees in the comparable 1997 period. This increase in attendance was attributable primarily to the operation of the theaters acquired in the third and fourth quarters of 1997 and in the first quarter of 1998. Total concession sales for the three months ended March 31, 1998 increased 207.0% to $2,284,059 from $743,986 for the comparable 1997 period, primarily due to the increase in the number of theaters operated. Other revenue which consists primarily of advertising revenue and rental income on fee-owned properties for the three months ended March 31, 1998 increased 548.9% to $319,631 from $49,255 for the comparable 1997 period. The increase in other revenue is the result of operating additional theaters during the period.

                  Film Rental Fees. Film rental fees for the three months ended March 31, 1998 increased 155.8% to $3,060,197 from $1,196,126 for the three months ended March 31, 1997, principally due to the operation of additional theaters as previously discussed. Film rental fees as a percentage of box office receipts decreased to 43.2% for the three months ended March 31, 1998 compared to 44.1% for the comparable 1997 period.

                  Cost of Concession Sales. Cost of concession sales for the three months ended March 31, 1998 increased 229.1% to $357,465 from $108,605 for the comparable 1997 period. This increase was attributable primarily to the operation of the theaters acquired in the third and fourth quarters of 1997 and in the first quarter of 1998. As a percentage of concession revenues, the cost of concession sales increased to 15.7% for the three months ended March 31, 1998 compared to 14.6% for the comparable 1997 period. This increase was attributable to concession purchasing efficiencies made to theaters acquired which had concession inventory mix different than the Company's during 1998.

                  Theater Operating Expenses. Theater operating expenses for the three months ended March 31, 1998 increased 181.7% to $3,455,314 from $1,226,799 for the comparable 1997 period. This increase was attributable primarily to the operation of the theaters acquired as previously discussed. Theater operating expenses, as a percentage of total revenues, increased to 35.7% for the three months ended March 31, 1998 from 35.0% for the comparable 1997 period. This slight increase was attributable to the operation of the theaters acquired in the first quarter of 1998 whose operating results did not reflect Clearview's operating efficiencies for the entire period.

                  General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 1998 increased by 426.4% to $1,009,744 from $191,806 for the comparable 1997 period. The increase was due principally to the hiring of personnel and related increases in salaries to support the Company's transition from 16 theaters and 60 screens as of January 1, 1997 to 37 theaters and 169 screens as of March 31, 1998. General and administrative expenses, as a percentage of total revenues, increased to 10.4% for the three months ended March 31, 1998 from 5.5% for the comparable 1997 period. The increase was due to the incremental professional fees incurred during the period in connection with increased external reporting requirements as a result of its recent Initial Public Offering in August 1997. The Company expects general and administrative expenses as a percentage of total revenues to decline over the annual period. The increase was also attributable to the hiring of in-house film buying and legal professionals to support the Company's growth and future expansion plans.

                  Depreciation and Amortization. Depreciation and amortization expense for the three months ended March 31, 1998 increased by 205.7% to $1,262,625 from $413,011 for the comparable 1997 period. The increase is a direct result of the addition of 18 theaters through acquisition or build-out in the first quarter of 1998 over the first quarter of 1997, which significantly increased the Company's depreciable and amortizable assets.

                  Operating Income. Operating income for the three months ended March 31, 1998 increased by 45.1% to $535,464 from $369,104 for the comparable 1997 period. Operating income as a percentage of total revenues decreased to
5.5 % for the three months ended March 31, 1998 from 10.53% in the comparable 1997 period. Operating income decreased as a percentage of total revenues due to the increase in general and administrative expenses.

                  Interest Expense. Interest expense for the three months ended March 31, 1998 increased by 223.8% to $1,160,747 from $358,482 for the comparable 1997 period. The Company's borrowing rate on its Credit Facility decreased from Prime +2% to Prime +1.5% in September 1997. This decrease was offset by a significant increase in total debt outstanding during the first quarter of 1998 as a result of the Company's 1997 and 1998 acquisitions as compared with the first quarter of 1997.

                  Net Income (Loss). Net loss for the three months ended March 31, 1998 was $625,283 compared to net income of $10,622 in the comparable 1997 period. The net loss was attributable primarily to substantial increases in both depreciation and amortization expense and interest expense, resulting from the Company's growth through acquisitions and related borrowings.

                  Other Financial Data. Earnings before interest, taxes, depreciation and amortization ("EBITDA") is a financial measure commonly used in the Company's industry, although it is not a measure or performance calculated in accordance with generally accepted accounting principles. It should not be construed as an alternative to operating income (as determined in accordance with generally accepted accounting principles) as an indicator of the Company's operating performance or as an alternative to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of the Company's liquidity. EBITDA for the three months ended March 31, 1998 increased 129.9% to $1,798,089 from $782,115 for the comparable 1997 period. EBITDA as a percentage of total revenues for the three months ended March 31, 1998 decreased to 18.6% from 22.3% in the comparable 1997 period due to increases in general and administrative expenses previously discussed.

Liquidity and Capital Resources

                  The Company receives substantially all of its revenues in cash from box office receipts and concession sales and, therefore, benefits from minimal accounts receivable and inventory requirements. The Company's most significant operating expense, film rental fees, continues to be paid to distributors 30 to 45 days following the receipt of the applicable cash ticket payments. In addition, nearly all of the Company's other operating expenses, such as concession purchases, theater payroll and theater rent, are paid bi-weekly or monthly, respectively. The period between the receipt of cash from operations and the use of that cash to pay the related expenses provides certain operating capital to the Company.

                  Since the Company is in an industry which is capital intensive, substantially all of its assets are non-current. The Company's primary current asset is cash, while inventories are relatively insignificant throughout the fiscal year. The Company had negative working capital of $10,421,404 and $5,334,136 at March 31, 1998 and March 31, 1997, respectively.
The increase in negative working capital was attributable to the increase in the current portion of long-term debt used to finance the Company's 1997 and 1998 theater acquisitions, and the increase in film rental fees payable due to the increase in the number of screens.

                  The Company has financed its day-to-day operations principally from the cash flow generated by its operating activities. Such cash flow totaled $1,174,819 for the three months ended March 31, 1998, as compared to $780,455 for the comparable 1997 period. The difference between the Company's net loss and its cash flow from operating activities was principally due to non-cash depreciation and amortization expenses and increases in accounts payable and accrued expenses.

                  The Company's primary capital requirements are to fund additional theater acquisitions and for remodeling, expansion and maintenance of existing theaters. While the Company has acquired fee-owned theaters from time to time, the Company prefers to acquire theaters as leasehold properties in order to preserve capital. Clearview also has historically developed, and plans to continue developing, new theaters principally by entering into long-term leases, which provide an opportunity to share construction and development costs with the lessor.

                  Capital expenditures, exclusive of theater acquisitions, totaled approximately $765,000 in the first three months of 1998 and $305,000 in the first three months of 1997. During the first quarter of 1998, the Company funded its capital expenditures, other than theater acquisitions, through cash flow from operations.

                  In February 1998, the Company amended and restated its Credit Facility by obtaining a third term note ("Term Note C") totaling $5.8 million which was used to acquire four additional theaters. The aggregate availability under the Credit Facility was $41.8 million at March 31, 1998, of which $40.8 million is outstanding at the date hereof. The Credit Facility expires in September 2002. The Credit Facility includes a revolving credit line of $1 million which can be used for refinancing existing debt, financing working capital, financing acquisitions and for general corporate purposes. As of March 31, 1998, principal payments under the term loans due in April 1998, July 1998, October 1998, and January 1999 totalled $5.28 million. There were no amounts outstanding under the revolving credit line at March 31, 1998.

                  The Credit Facility is collateralized by substantially all of the assets of the Company and contains various restrictive covenants, including maintenance of specified levels of net worth and debt coverage ratios. In February 1998, the senior debt coverage ratio under the Credit Facility was amended from 3.7:1 to 4.5:1.

                  As a result of the February 1998 amendment, all loans under the Credit Facility bear interest at a rate based on the prime rate plus
(x) a margin based upon the ratio of the Company's borrowings under the Credit Facility, plus capital leases, to the Company's EBITDA, and (y) a "Margin Adjustment Rate". The Margin Adjustment Rate is defined initially as 0%, increases to 2% on November 10, 1998, and increases by 0.5% every 180 days thereafter. The interest rate at March 31, 1998 was 10%.

                  The Company's future capital expenditures for planned maintenance will be funded through cash flow from operations. In accordance with the Company's strategic plan, Clearview intends to continue to acquire theaters and is pursuing the acquisition of additional locations. However, in order to fund its plan for continued growth, the Company will require additional debt financing, which it is currently seeking, and may need to seek additional equity financing. Failure to obtain any such financing would require the Company to significantly curtail its acquisition activities and reduce its planned capital expenditures and could have a material adverse effect on the Company's ability to achieve its business strategy. In the absence of additional financing, the Company believes that it is capable of funding its current operations (including principal and interest payments as they come due) through internally-generated cash flow from operations and existing debt financing.

Quarterly Results and Seasonality

                  Historically, the most successful films have been released during the summer months (July and August) and Thanksgiving through the year-end holiday season. Consequently, motion picture exhibitors generally have had proportionality higher revenues during such periods, although seasonality of of motion exhibition revenues has become less pronounced in recent years as studios have begun to release major motion pictures more evenly throughout the year. The Company believes that its regular exhibition of art films has contributed to a moderation in the seasonality of its own revenues as compared to the seasonality of the revenues of some of its competitors. Nevertheless the Company's revenues and income in any particular quarter will be substantially the result of the commercial success of the particular films being exhibited during such quarter.

Year 2000

         The Company is currently evaluating the potential impact of the year 2000 on the electronic data processing and other information systems relevant to the Company's business and is developing a plan to resolve this issue. The year 2000 issue is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. This issue creates risk for the Company from unforeseen problems in its own computer systems and from third parties with whom the Company deals on transactions. Based on preliminary information, costs of addressing potential problems are not currently expected to have a material adverse impact on the Company's results of operations, financial position or cash flows.

                           PART II - OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the quarter ended March 31, 1998, the Company issued a total of 14,782 shares of its Common Stock and 750 shares of its Class B Nonvoting Cumulative Redeemable Preferred Stock ("Class B Preferred Stock"). On February 13, 1998, the Company issued 14,782 shares of its Common Stock, which represented the number of shares with an aggregate average market value of $200,000 for the ten trading days prior to February 13, 1998, to Clairidge Cinemas, Inc. ("Clairidge") as a portion of the purchase price under an Asset Purchase Agreement dated as of February 13, 1998, by and among the Company, its wholly-owned subsidiary CCC Clairidge Cinema Corp., and Clairidge, pursuant to which the Company's subsidiary acquired a leasehold interest and certain furniture, fixtures, equipment and personal property related to the operation of six-screen theater in Montclair, New Jersey.

         On March 31, 1998, the Company issued 540 shares of its Class B Preferred Stock to Middlebrook Galleria Cinemas, Inc. ("Middlebrook"), as a portion of the purchase price under an Asset Purchase Agreement dated November 14, 1997, by and among the Company, its wholly-owned subsidiary CCC Middlebrook Cinema Corp., and Middlebrook and Mr. Sayegh, as amended by an Amendment No. 1 dated as of December 12, 1997 (the "Middlebrook Amendment No. 1"); pursuant to which the Company's subsidiary acquired a leasehold interest and certain furniture, fixtures, equipment and personal property related to the operation of a ten-screen theater in Middlebrook, New Jersey. Under the Middlebrook Amendment No. 1, the Company and Middlebrook agreed to issue the 540 shares of the Company's Class B Preferred Stock to replace a promissory note made by the Company in favor of Middlebrook in the amount of $540,000.

         On March 31, 1998, the Company issued 210 shares of its Class B Preferred Stock to C.J.M. Enterprises, Inc. ("CJM"), as a portion of the purchase price under an Asset Purchase Agreement dated November 14, 1997, by and among the Company, its wholly-owned subsidiary CCC Cedar Grove Cinema Corp., and CJM and Mr. Sayegh, as amended by an Amendment No. 1 dated December 12, 1997 (the "Cedar Grove Amendment No. 1"); pursuant to which the Company's subsidiary acquired a leasehold interest and certain furniture, fixtures, equipment and personal property related to the operation of a five-screen theater in Cedar Grove, New Jersey. Under the Cedar Grove Amendment No. 1, the Company and CJM agreed to issue the 210 shares of the Company's Class B Preferred Stock to replace a promissory note made by the Company in favor of CJM in the amount of $210,000.

         All of the shares of the Company's Common Stock and Class B Preferred Stock were issued in reliance on the exemption under Section 4(2) of the Securities Act.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          There were no matters submitted to a vote of security holders, by means of solicitation of proxies or otherwise, during the quarter ended March 31, 1998.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         The following exhibits are attached hereto or incorporated by reference as part of this report.

Exhibit    Description                                          Method of Filing
-------    -----------                                          ----------------

3.01(a)    Amended and Restated Certificate of Incorporation    Exhibit 3.01 to
           of Clearview Cinema Group, Inc.                      the Quarter
                                                                Report on Form
                                                                10-QSB for the
                                                                Quarter ended
                                                                June 30, 1997

3.02(a)    Certificate of Designation of Class C Convertible    Exhibit 4.01 to
           Preferred Stock of Clearview Cinema Group, Inc.      the Current
                                                                Report on Form
                                                                8-K filed April
                                                                23, 1998.

         The Company did not file any Current Reports on Form 8-K during the quarter ended March 31, 1998.

                                   SIGNATURES

         In accordance with the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     CLEARVIEW CINEMA GROUP, INC.



May 15, 1998                         /s/ A. DALE MAYO
                                     ------------------------------------------
                                     Name:    A. Dale Mayo
                                     Title:   Chairman of the Board, President
                                              and Chief Executive Officer



May 15, 1997                         /s/ JOAN M. ROMINE
                                     ------------------------------------------
                                     Name:    Joan M. Romine
                                     Title:   Treasurer and Chief Financial
                                              Officer (Chief Accounting Officer)

                                  EXHIBIT INDEX


Exhibit    Description                                          Method of Filing
-------    -----------                                          ----------------

27.01      Financial Data Schedule                              Filed herewith