Form 10QSB
period 1998-06-30
CLEARVIEW CINEMA GROUP INC
filed 1998-08-14
CIK 1038754

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

  X    QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
----   ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

       TRANSITION REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE
----   ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________TO ___________

Commission file number    001-13187
                       --------------

                          CLEARVIEW CINEMA GROUP, INC.
        (Exact name of small business issuer as specified in its charter)

             Delaware                                        22-3338356
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

    Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

APPLICABLE ONLY TO CORPORATE ISSUERS:

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,304,802 shares of common stock were outstanding as of August 14, 1998

Transitional Small Business Disclosure Format (check one):  Yes ___  No   X

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                          CLEARVIEW CINEMA GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                               DECEMBER 31,       JUNE 30,
                                                                  1997             1998
                                                                  ----             ----
                                                                                (UNAUDITED)
             ASSETS
CURRENT ASSETS:
      Cash and cash equivalents                               $  1,647,176      $ 21,239,630
      Inventories                                                  116,655           187,087
      Other current assets                                         341,273           559,211
                                                              ------------      ------------
         Total current assets                                    2,105,104        21,985,928

PROPERTY, EQUIPMENT AND LEASEHOLDS, NET                         34,488,714        41,282,655


Intangible assets, net                                          19,931,555        33,199,903
Other non-current assets                                           827,019           804,712
                                                              ------------      ------------

                                                              $ 57,352,392      $ 97,273,198
                                                              ============      ============
         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
      Current maturities of long-term debt                    $  2,876,607      $         --
      Accounts payable and accrued expenses                      4,562,633         6,283,167
                                                              ------------      ------------
          Total current liabilities                              7,439,240         6,283,167


Long-term debt, less current maturities                         32,234,955        80,000,000
Subordinated notes payable - long term                           6,000,000                --

COMMITMENTS AND CONTINGENCIES (NOTE 7)

CLASS B REDEEMABLE PREFERRED STOCK                               1,350,000           750,000


STOCKHOLDERS' EQUITY:
      Undesignated preferred stock:
         2,475,697 shares authorized                                    --                --
      Class A Preferred Stock, par value $.01, 1,303 shares
         authorized; 779 shares issued and outstanding                   8                 8
      Class C Preferred Stock, par value $.01, 3,000 shares
         authorized;  3,000 shares issued and outstanding               --                30
      Common Stock, par value $.01, 10,000,000 shares
         authorized; 2,213,097 and 2,304,802 shares issued
         and outstanding                                            22,131            23,048
      Additional paid-in capital                                12,214,515        18,230,563
      Accumulated deficit                                       (1,908,457)       (8,013,618)
                                                              ------------      ------------
          Total stockholders' equity                            10,328,197        10,240,031
                                                              ------------      ------------
                                                              $ 57,352,392      $ 97,273,198
                                                              ============      ============


See accompanying notes to consolidated financial information.

                          CLEARVIEW CINEMA GROUP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                    THREE MONTHS ENDED                       SIX MONTHS ENDED
                                              -------------------------------         ----------------------------------
                                                         JUNE 30,                                 JUNE 30,
                                              -------------------------------         ----------------------------------
                                                 1997                1998                  1997                1998
                                              -----------         -----------         ------------         -------------
THEATER REVENUES:
  Box office                                  $ 1,996,644         $ 6,567,730         $  4,708,854         $ 13,644,849
  Concession                                      593,835           2,307,209            1,337,821            4,591,268
  Other                                            91,396             269,889              141,135              589,520
                                              -----------         -----------         ------------         ------------
                                                2,681,875           9,144,828            6,187,810           18,825,637
                                              -----------         -----------         ------------         ------------

OPERATING EXPENSES:
   Film rental                                    992,574           3,469,187            2,188,700            6,529,384
   Cost of concession sales                       106,029             302,683              221,278              660,148
   Theater operating expenses                   1,228,805           3,685,008            2,448,960            7,140,267
   General and administrative expenses            212,912             659,720              404,718            1,669,519
   Depreciation and amortization                  384,696           1,619,943              797,707            2,882,568
                                              -----------         -----------         ------------         ------------
                                                2,925,016           9,736,541            6,061,363           18,881,886
                                              -----------         -----------         ------------         ------------

OPERATING (LOSS) INCOME                          (243,141)           (591,713)             126,447              (56,249)

Interest expense, net                             365,180           1,465,601              724,146            2,626,348
                                              -----------         -----------         ------------         ------------

LOSS BEFORE EXTRAORDINARY ITEM                   (608,321)         (2,057,314)            (597,699)          (2,682,597)

Extraordinary item - loss on                           --          (2,029,649)                  --           (2,029,649)
redemption of debt                            -----------         -----------         ------------         ------------

NET LOSS                                         (608,321)         (4,086,963)            (597,699)          (4,712,246)
                                              -----------         -----------         ------------         ------------

Preferred Stock Dividends                              --          (1,362,990)                  --           (1,392,915)
                                              -----------         -----------         ------------         ------------

LOSS AVAILABLE FOR COMMON STOCK               $  (608,321)        $(5,449,953)        $   (597,699)        $ (6,105,161)
                                              ===========         ===========         ============         ============

BASIC AND DILUTED LOSS PER SHARE              $     (0.34)        $     (2.39)        $      (0.33)        $      (2.71)
                                              ===========         ===========         ============         ============



See accompanying notes to consolidated financial information.

                          CLEARVIEW CINEMA GROUP, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 1998
                                   (UNAUDITED)

                                                                            CLASS C
                             ClASS A PREFERRED STOCK   COMMON STOCK      PREFERRED STOCK
                             -----------------------   ------------      ---------------    ADDITIONAL
                                                                                              PAID-IN    ACCUMULATED
                                SHARES   AMOUNT      SHARES    AMOUNT    SHARES  AMOUNT       CAPITAL      DEFICIT         TOTAL
                                ------   ------      ------    ------    ------ -------       -------      -------         -----
BALANCE, DECEMBER 31, 1997:      779      $ 8       2,213,097  $22,131      --      --     $ 12,214,515  $ (1,908,457)  $10,328,197

     Issuance of common stock
         For assets acquired      --       --          91,705      917      --      --        1,747,083            --     1,748,000

     Issuance of preferred        --       --                            3,000    $ 30        2,973,727            --     2,973,757
         stock

     Preferred stock dividend     --       --              --       --      --      --        1,295,238    (1,392,915)      (97,677)

     Net loss                     --       --              --       --      --      --               --    (4,712,246)   (4,712,246)
                                 ---      ---       ---------  -------  ------    ----     ------------  ------------   -----------

BALANCE, JUNE 30, 1998           779      $ 8       2,304,802   23,048  $3,000    $ 30     $ 18,230,563  $ (8,013,618)  $10,240,031
                                 ===      ===       =========  =======  ======    ====     ============  ============   ===========



See accompanying notes to consolidated financial information.

                          CLEARVIEW CINEMA GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                        SIX MONTHS ENDED
                                                                   -----------------------------
                                                                             JUNE 30,
                                                                   -----------------------------
                                                                       1997             1998
                                                                   -----------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                       $  (597,699)     $ (4,712,246)
    Adjustments to reconcile net loss to net cash
       provided by operating activities:
      Depreciation and amortization of property, equipment             705,071         1,945,546
         and leaseholds
      Amortization of intangible assets                                 92,636           937,022
      Amortization of debt discount and issuance costs                  87,649           179,607
      Extraordinary loss from early extinguishment of debt                  --         2,029,649
      Changes in operating assets and liabilities:
         Inventories                                                    (3,908)          (70,432)
         Other current assets                                         (125,005)         (217,938)
         Other non-current assets                                          769           (46,821)
         Accounts payable and accrued expenses                         378,013         1,671,097
                                                                   -----------      ------------
             Net cash provided  by operating activities                537,526         1,715,484
                                                                   -----------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase and construction of property, equipment                (1,392,692)       (2,871,487)
         and leaseholds
    Acquisitions of theaters                                                --       (15,025,000)
    Acquisition costs                                                 (101,036)         (231,171)
                                                                   -----------      ------------
             Net cash used in investing activities                  (1,493,728)      (18,127,658)
                                                                   -----------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of long term debt                         1,550,000        85,800,000
    Payments on long term debt                                        (423,621)      (47,154,291)
    Prepayment premium on long term debt repaid                             --          (410,000)
    Debt issuance costs                                                     --        (4,556,598)
    Deferred offering costs                                           (163,285)               --
    Redemption of class B preferred stock                                   --          (600,000)
    Proceeds from issuance of  class C preferred stock                      --         3,000,000
    Preferred stock issuance costs                                          --           (26,243)
    Preferred stock dividends paid                                          --           (48,240)
                                                                   -----------      ------------
             Net cash provided by financing activities                 963,094        36,004,628
                                                                   -----------      ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                  6,892        19,592,454

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         751,345         1,647,176
                                                                   -----------      ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                           $   758,237      $ 21,239,630
                                                                   ===========      ============

SUPPLEMENTAL CASH FLOW INFORMATION:
      Interest paid                                                $   577,080      $  2,432,164
                                                                   ===========      ============

      Non-cash investing and financing activities:

         Issuance of common stock as consideration for theater
            and assets acquired                                    $        --      $  1,748,000
                                                                   ===========      ============

         Warrants repurchased through issuance of debt             $ 1,000,000      $         --
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

    For the three and six months ended June 30, 1998, the net loss available to common stockholders was $5,449,953 and $6,105,161, respectively after giving effect to the preferred stock dividend. For the three and six months ended June 30, 1997, the net loss available to common stockholders (no preferred dividend was applicable for the 1997 periods) was $608,321 and $597,699, respectively. For the three and six months ended June 30, 1998 the weighted average number of shares outstanding used in the computation of basic and diluted loss per share was 2,280,288 and 2,250,717, respectively. For the three and six months ended June 30, 1997, the weighted average number of shares outstanding used in the computation of basic and diluted loss per share was 1,797,000.

    Reclassification - Certain amounts previously reported have been reclassified to conform to current period presentation.

Note 2--Stock Based Compensation:

    At the June 11, 1998 Annual Meeting of Stockholders, the shares of Common Stock that are authorized to be issued under the 1997 Stock Incentive Plan, as amended and restated on April 28, 1998 (the "Plan") was increased from 200,000 to 450,000. During the three and six months ended June 30, 1998 the Company granted stock options to purchase 101,000 and 162,000 shares of common stock, respectively, under the 1997 Stock Incentive Plan with exercise prices equal to the closing quoted market price of the Company's common stock on the date of grant. In accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", no compensation costs have been recognized as the options had no intrinsic value (exercise price equaled fair value of common stock) on the dates of issuance. Awards granted under the Plan become fully vested upon a change in control of the Company (see Note 8).

Note 3--Long-Term Debt and Subordinated Notes Payable:

    In February 1998, the Company amended and restated its then-existing Credit Facility (the "Old Credit Facility") by obtaining a third term note ("Term Note C") totaling $5.8 million which was used to acquire four additional theaters.

    In June 1998, the Company completed an offering of Senior Notes (the "Notes") for $80.0 million (approximately $76.1 million after issuance costs and related fees). The Notes mature on June 1, 2008 and bear interest at a fixed rate of 10.875%, payable semiannually on June 1 and December 1, commencing on December 1, 1998. At any time prior to June 1, 2001, the Company may on any one or more occasions redeem up to 33% of the aggregate principal amount of Notes at a redemption price of 110.875% of the principal amount thereof, with the net cash proceeds of a public offering of common stock of the Company or the net cash proceeds from a strategic equity investment in the Company, provided that, among other things, at least $53.3 million in the aggregate principal amount of the Notes remains outstanding immediately after such redemption. After June 1, 2003 the Notes are subject to redemption at any time at the option of the Company, at specified redemption prices. Upon a change of control of the Company, each holder of the Notes shall have the right to require the Company to repurchase all or any part of such holder's Notes at an offer price equal to 101% of the aggregate principal amount thereof (see Note 8). The Notes also stipulate that the holders of at least 25% in principal amount of the then outstanding Notes may declare all the Notes due and payable immediately upon the occurrence of certain events of default, such as default in payment of principal and interest when due, default under other agreements relating to indebtedness individually or in the aggregate exceeding $5 million and failure to comply with the covenants and other provisions of the Notes agreement. The Notes further provide that if any event of default occurs prior to June 1, 2003 and is due to any willful action or inaction taken or not taken by the Company with the intention of avoiding the prohibition on redemption of certain portions of the Notes prior to June 1, 2003, then the Notes shall become immediately due and payable at a specified premium, ranging from 107.25% to 110.875% of the principal amount depending on the date the event of default occurs. The Notes impose various restrictive covenants, including restrictions on the payment of dividends, the incurrence of additional indebtedness, the entering into of certain transactions and the issuance of preferred stock in certain circumstances.

    Concurrent with the closing of the Notes offering, the Company repaid the borrowings under the Old Credit Facility ($41.1 million, including accrued interest and a prepayment premium) and entered into a New Credit Facility with the same institution, which provides for a secured revolving line of credit in the aggregate principal amount of $15.0 million. The New Credit Facility bears interest at the prime rate (8.50% at June 30, 1998) with all outstanding indebtedness repayable on the fifth anniversary of the closing of the New Credit Facility. The New Credit Facility is collateralized by substantially all of the assets of the Company and contains various restrictive covenants including minimum interest and debt service coverage ratios, restrictions on the payment of dividends (except on the Class B Preferred Stock and Class C Preferred Stock now outstanding), restrictions on payments to purchase, redeem or otherwise acquire or retire for value any shares or rights to acquire shares of the Company's capital stock and subordinated indebtedness (except the Class B Preferred Stock, Class C Preferred Stock and any subordinated indebtedness outstanding at the time of the agreement), the incurrence of additional indebtedness and the entering into of certain transactions. The New Credit Facility agreement further stipulates that the lender may terminate the credit commitment and declare all of the amounts outstanding under the agreement to be immediately due and payable upon the occurrence of certain events including default on payment of principal and interest when due, noncompliance with covenants, default under other agreements relating to indebtedness individually or in the aggregate exceeding $5 million, and change of control of the Company (see Note 8). There were no amounts outstanding under the New Credit Facility as of the date hereof.

    In June 1998 the Company repaid the $6.0 million of Subordinated Notes Payable, issued in 1997 to the seller in connection with the Nelson Ferman Acquisition, from the proceeds of the Notes and Class C Preferred Stock offerings (see Note 4 to the Consolidated Financial Information).

Note 4 -- Preferred Stock:

    In April 1998 the Company designated a new series, consisting of 3,000 shares of its preferred stock, $.01 par value, as Class C Convertible Preferred Stock (the "Class C Preferred Stock"). Concurrently, the Company entered into a Securities Purchase Agreement and issued the 3,000 shares of its Class C Preferred Stock for $2.97 million in cash, net of offering costs.

    The conversion feature grants the holder of the Class C Preferred Stock the right to convert to common stock based on a formula any time after July 20, 1998 at a conversion price equal to the lesser of (a) $21.95 and (b) 87 1/2 % of the average of the 4th, 5th, and 6th lowest closing trade price of the Company's common stock during the 20 trading days preceding the conversion date. As more fully described in Note 8, on August 13, 1998 an announcement was made of a definitive agreement for Cablevision Systems Corporation to acquire all outstanding shares of the Company's common stock. The Class C Preferred Stock Agreement provides that upon any public announcement by the Company regarding such a change of control transaction or by any person, group or entity regarding any transaction to purchase 50% or more of the Company's common stock, the conversion price of the Class C Preferred Stock adjusts to the lower of (a) the average closing trade price of the Company's common stock for the five trading days immediately preceding the announcement date ($22.11), and (b) the conversion price as determined by the conversion formula discussed above and will remain in effect for a specified period of time. The holder of the Class C Preferred Stock is subject to certain conversion limitations which restricts conversion of the preferred shares if (a) the aggregate number of shares of the Company's common stock already issued and to be issued on conversion would exceed 19.99% of the number of the Company's common stock outstanding, and (b) the number of shares of the Company's common stock beneficially owned by the holder plus the number of shares of the Company's common stock issuable upon conversion would equal or exceed 4.99% of the number of shares of the Company's common stock then issued and outstanding. The Class C Preferred Stock will be automatically converted two years following the issue date.

    The Class C Preferred Stock agreement also provides the holders the right to redeem their preferred shares at a price based on a formula upon the occurrence of certain events involving voluntary actions or failure to take action by the Company, such as change in control transactions, failure to deliver shares of common stock upon conversion of the Class C Preferred Stock, delisting of the Company's common stock on a national exchange and material breach of covenants and other terms of the agreements surrounding the issuance of the Class C Preferred Stock.

    In accordance with the Registration Rights agreement included in the Securities Purchase Agreement, the Company filed with the Securities and Exchange Commission a registration statement covering 257,143 shares of the Company's common stock representing at least 150% of the number of shares of common stock then issuable upon conversion of the Class C Preferred Stock.

    In accordance with Emerging Issues Task Force Abstract D-60 ("EITF Abstract D-60"), "Accounting for the Issuance of Convertible Preferred Stock with a Nondetachable Conversion Feature", the intrinsic value of the beneficial conversion feature of the Class C Preferred Stock, which is measured as the difference between the conversion price and fair value of the common stock on the date of issuance, is recognized as a non-cash preferred stock dividend over the period from issuance to earliest conversion (90 days) in the statement of changes in stockholders' equity. Based on the Company's stock price on April 23, 1998 (date of issuance), the fair value of the conversion feature is $1,714,286, which will be recorded as a preferred stock dividend on a straight line basis over the period from issuance through July 20, 1998, the earliest conversion date. The amount recorded from issuance through June 30, 1998 was $1,295,238, with the remainder to be recorded in July 1998.

    In June 1998, the Company redeemed 600 shares of its Class B Preferred Stock for $600,000 from the proceeds of the Notes (see Note 3) to the and the Class C Preferred Stock offerings. The holder to the remaining 750 shares of Class B Preferred Stock acquired the right to require the Company to redeem the shares for $750,000 at any time upon the consummation of the Notes offering on June 12, 1998.

Note 5-- Theater Acquisitions:

    During the first quarter of 1998, the Company acquired a total of four theaters and acquired the right to operate two theaters, totaling twenty one screens, and during the second quarter of 1998 the Company acquired a total of three theaters and 23 screens, located in New Jersey and New York. The acquisitions have been accounted for under the purchase method of accounting. Under the purchase method of accounting, the purchase price for each transaction has been allocated based on the estimated fair value of identifiable tangible and intangible assets (principally property, equipment and leasehold interest) of the respective theaters with the excess purchase price, together with acquisition costs, being allocated to goodwill. The results of operations of the acquired theaters are included in the accompanying consolidated financial information from the respective acquisition dates.

    Clairidge Acquisition - In February 1998, the Company acquired substantially all the assets, including the leasehold interest, equipment and various operating contracts, of one theater from Clairidge Cinemas, Inc. (the "Clairidge Acquisition") for a total purchase price of $2.3 million. The Company paid $2.1 million in cash from borrowings under the Old Credit Facility and issued 14,782 shares of Company common stock with an aggregate market value of $200,000 based on the closing price of the Company's stock on the ten trading days preceding the acquisition. The leasehold interest acquired is to be amortized over the theater lease, which has a remaining lease term through December 31, 2016. The purchase price has been allocated as follows:

    Leasehold interest         $  104,500
    Equipment                     345,000
    Goodwill                    1,850,500
                               ----------
                               $2,300,000
                               ==========

    UA II Acquisition - In March 1998, the Company acquired substantially all the assets, including land, building, equipment and various operating contracts, of two theaters from United Artists Theater Circuit, Inc. (the "UA II Acquisition") for a total purchase price of $1.5 million paid in cash from borrowings under the Old Credit Facility. The purchase price has been allocated as follows:

    Land                      $    252,000
    Building                     1,008,000
    Equipment                      240,000
                              ------------
                              $  1,500,000
                              ============

    Cobble Hill Acquisition - In March 1998, the Company acquired substantially all the assets, including equipment and various operating contracts of one theater from Cobble Hill Cinemas, Inc. (the "Cobble Hill Acquisition") for a total purchase price of $2.15 million, paid in cash from borrowings under the Old Credit Facility. The purchase price has been allocated as follows:

    Equipment                 $    188,500
    Non-compete                     14,000
    Goodwill                     1,947,500
                              ------------
                              $  2,150,000
                              ============

    Great Neck/Franklin Square Acquisition - In June 1998, the Company acquired substantially all the assets, including the leasehold interests, equipment and various operating contracts of two theaters from Great Neck Theater Associates, Inc. and WSA Theater Corp. (the "Great Neck / Franklin Square Acquisition") for a total purchase price of $6.5 million, paid in cash from the proceeds of the Notes and Class C Preferred Stock offerings. The purchase price has been allocated as follows:

    Leasehold Interest        $    458,000
    Equipment                    1,022,000
    Non-compete                     23,000
    Goodwill                     4,997,000
                              ------------
                              $  6,500,000
                              ============

    AMC Acquisition - In June 1998, the Company acquired substantially all the assets, including the leasehold interest, equipment and various operating contracts of one theatre from American Multi-Cinema, Inc. (the "AMC Acquisition") for a total purchase price of $2.775 million, paid in cash from the proceeds of the Notes and Class C Preferred Stock offerings. The purchase price has been allocated as follows:

    Leasehold Interest        $    242,000
    Equipment                      460,000
    Goodwill                     2,073,000
                              ------------
                              $  2,775,000
                              ============

Note 6--Extraordinary Charge:

    In connection with the early extinguishment of the debt under the Old Credit Facility (see Note 3 to the Consolidated Financial Information), the Company recognized an extraordinary charge of $2,029,649 or $.89 and $.90 per share for the three and six months ended June 30, 1998, respectively. The extraordinary charge consisted of a prepayment premium of $410,000 and the write-off of unamortized debt discount and debt issuance costs of $242,729 and $1,376,920, respectively.

Note 7--Commitments and Contingencies:

    In June 1998, the Company entered into an agreement, subject to obtaining certain approvals, to develop a new multiplex theater in Wayne, PA. Construction is expected to be completed by December 1998 and is estimated to cost $750,000. In addition, monthly rental payments of $4,500 will be due on the earlier of 120 days after all permits have been obtained or the date that the Company begins operating the theater.

    In June 1998, the Company entered into agreements to purchase the Colony Cinemas in Livingston, NJ (3 screens) and the West Milford Cinemas in West Milford, NJ (4 screens) for an aggregate of $1.5 million in cash. The Company will purchase the land, building and other assets of the Colony Cinemas, and the leasehold interest underlying the West Milford Cinemas. These acquisitions are expected to be completed by the end of August 1998.

    In March 1998, the Company entered into an agreement to develop a new multiplex theater in Putnam County, NY. The agreement provides that after the theater is constructed the Company will add the seats and other theater equipment at an estimated cost of approximately $1.1 million. Monthly rental payments of approximately $22,500 are payable beginning on the earlier of 120 days after the landlord completes construction and the date that Clearview begins operating the theater. Construction is expected to be completed by the end of 1998.

    In February 1998, the Company entered into a lease agreement to operate a theater facility in Montclair, N.J. for ten years with four 5- year renewal options. The lease provides for a monthly base rent of $3,125 and is adjusted upward each year based on a formula.

    In connection with the CJM Acquisition consummated in 1997, the Company agreed to pay to the seller additional consideration of 750 shares of Class B redeemable preferred stock valued at $750,000 if another competing theater is not opened in the operating vicinity of the purchased theaters within two years of the date of the agreement, or December 12, 1999. However, such consideration is deemed to be contingent and, as such, will only be recorded when it becomes probable that no competing theater will be opened by December 12, 1999.

    On April 30, 1998 the Company issued 76,923 shares of common stock having a market value of $1,548,000 in order to acquire the leasehold interest and related construction permit from Warren County Cinemas, for a 15-screen multiplex theater in Mansfield, NJ. The shareholders of Warren County Cinemas have the right to receive additional consideration, dependent upon future earnings of the theater for the next two years, of up to $500,000. The shares of common stock issued are unregistered shares and are subject to a Voting Trust Agreement whereby the Chairman of the Company has the right to exercise all rights as an owner of the shares, including the right to vote, until the shares are sold or registered. The shares may be sold at any time subject to certain restrictions on the amount and holding period of the shares as stipulated under Rule 144 the Securities Act of 1933 (the "Securities Act"). The shareholders also have the right to participate in certain registered offerings undertaken by the Company under the Securities Act that could result in the sale of the shares held. Construction began in May 1998 and is expected to be completed by the end of October 1998. The estimated cost of development is $3.1 million. The Company began paying 50% of the monthly rental payments of $29,167 and will become liable for the full monthly rent on the earlier of the opening of the theater and January 1, 1999.

    In February 1997, the Company entered into an agreement to lease a new multiplex theater to be constructed in Bayonne, N.J. The landlord has agreed to install all seats and other theater equipment according to the Company's specifications, and therefore the Company does not expect to incur any capital costs for the project. Construction is expected to be completed in early 1999, at which time the Company would be obligated to begin monthly rental payments of $41,667.

    During September 1995, the Company entered into an agreement providing for the lease of three New York theater locations with annual combined rent of approximately $300,000 and the option to purchase certain assets of the three theaters through September 2000. Until the exercise of this option, the Company is required to make annual payments which are recorded as interest expense. It is the Company's intention to exercise this option.

Note 8--Subsequent Events:

    On August 13, 1998, the Company announced that it had entered into an Agreement and Plan of Merger among Cablevision Systems Corporation ("Cablevision"), CCG Holdings Inc., a subsidiary of Cablevision, and the Company, pursuant to which the Company would be acquired by Cablevision. Each issued and outstanding share of common stock of the Company would be acquired at $24.25 per share, payable in a combination of cash and Cablevision common stock on the basis of 55% cash and 45% Cablevision common stock. The gross value of the transaction is estimated at approximately $160 million, based on the acquisition of approximately 3.3 million shares of the Company's common stock on a fully diluted basis and the assumption of the $80 million of Notes outstanding as of August 13, 1998.

    The consummation of the transaction, expected to be completed in the fourth quarter of 1998, is subject to the satisfaction of certain closing conditions including, among others, receipt of certain governmental approvals and approval of the transaction by the stockholders of the Company. Certain stockholders of the Company have entered into agreements with Cablevision pursuant to which such stockholders have agreed to vote their securities in favor of the adoption of the Merger Agreement.

    The acquisition of the Company by Cablevision would be considered a change in control transaction which would trigger certain provisional rights as stipulated in various security and debt agreements of the Company. Specifically, a change in control would (a) entitle the holders of the Notes the right to require the Company to repurchase all or any portion of the Notes at 101% of the aggregate principal amount outstanding (see Note 3), (b) grant the lender under the New Credit Facility the right to terminate the credit commitment and declare all amounts outstanding immediately due and payable (see Note 3), (c) result in an adjustment of the conversion price of the Class C Preferred Stock and also give the holders the right to redeem the shares held (see Note 4), (d) result in all stock options outstanding to purchase 284,500 shares of the Company's common stock to become fully exercisable, and (e) result in the automatic conversion of the Class A Preferred Stock into 467,400 shares of the Company's common stock. Cablevision intends to make a tender offer to repurchase the Company's 10-7/8% Senior Notes and would relieve the Company of its obligation to fund such repurchase.

    In January 1998, the Company entered into an agreement providing for the lease of a theater in Millburn, N.J. with the option to purchase certain assets of the theater for $1.15 million in cash. The initial lease period was for three months, with an option to extend for an additional three months, at $9,000 per month, which the Company exercised. In August 1998, the Company exercised its option to purchase the theater, using a portion of the proceeds from the Notes offering.

    In August 1998, the Company purchased substantially all the assets, including equipment and leasehold interests of one theater located in Bala Cynwyd, Pennsylvania from Constantine Sotolidis (the "Bala Cynwyd Acquisition"), for $700,000 in cash, using a portion of the proceeds from the Notes offering.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion and analysis of the Company's results of operations and financial condition should be read in conjunction with the information set forth in the unaudited financial information and notes thereto included elsewhere herein and the audited financial information and the notes thereto included in the Annual Report on Form 10-KSB.

Overview

    The Company has achieved significant growth in theaters and screens since its formation in November 1994. Since the inception of its business in December 1994, when the Company acquired the right to operate four theaters with eight screens, the Company has acquired the right through June 30, 1998, to operate an additional 35 theaters with 173 screens, has added seven screens to three existing theaters and has constructed a new 5-screen theater in an existing building, resulting in a total of 40 theaters and 193 screens operated by the Company at June 30, 1998. The Company operated 16 theaters with 64 screens as of June 30, 1997. The Company expects that its future revenue growth will be derived primarily from the acquisition of additional theaters, the addition of screens to existing theaters and the development of new theaters. In order to fund its plans for continued growth, the Company may require additional debt and equity financing. Failure to obtain any such financing could require the Company to significantly curtail its acquisition activities. The Company has had no theater closings since inception.

    On August 13, 1998, the Company announced that it had entered into an Agreement and Plan of Merger among Cablevision, CCG Holdings Inc., a subsidiary of Cablevision, and the Company, pursuant to which the Company would be acquired by Cablevision (see Note 8 to the Consolidated Financial Information).

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

    General and administrative expenses consist primarily of corporate overhead costs, such as management and office salaries and related fringe benefits costs, professional fees, insurance costs and general office expenses. The Company believes that its current internal controls and management information system will allow the Company to expand its number of screens without incurring proportionate increases in general and administrative expenses. The Company's management information system has on-line capabilities to collect information concerning box office receipts, ticketing, concession sales, inventory control and booking. This system allows the Company to closely track and manage box office and concession revenues.

    In the quarter ended June 30, 1998, the Company acquired the Great Neck Squire Cinemas in Nassau, NY (7 screens); the Franklin Square Cinemas in Suffolk, NY (6 screens); and the Headquarters 10 Cinemas in Morristown, NJ (10 screens). The purchase of these additional theaters increased the Company's total number of theaters to 40 and its screen count to 193.

Comparison of Three and Six Months Ended June 30, 1998 and June 30, 1997

    Total Revenues. Total revenues for the three and six months ended June 30, 1998 were $9,144,828 and $18,825,637, respectively, as compared to $2,681,875 and $6,187,810 for the three and six months ended June 30, 1997, respectively. The increases in revenues of 241.0% and 204.2% for the three and six months ended June 30, 1998, respectively, are primarily due to increased box office receipts and concession sales. Box office receipts for the three and six months ended June 30, 1998 were $6,567,730 and $13,644,849, respectively as compared to $1,996,644 and $4,708,854, for the three and six months ended June 30, 1997, respectively.

The increases in box office receipts for the three months ended June 30, 1998 of 228.9% resulted primarily from an increase in attendance of 243.5% to approximately 1,209,000 from 352,000 attendees in the comparable 1997 period. The increases in box office receipts for the six months ended June 30, 1998 of 189.8% resulted primarily from an increase in attendance of 178.8% to approximately 2,487,000 from 892,000 attendees in the comparable 1997 period. The increases in attendance were attributable primarily to the operation of the theaters acquired in the third and fourth quarters of 1997 and in the first two quarters of 1998. Total concession sales for the three and six months ended June 30, 1998 were $2,307,209 and $4,591,268, respectively as compared to $593,835 and $1,337,821 for the three and six months ended June 30, 1997, respectively. The increases in concession sales of 288.5% and 243.2% for the three and six months ended June 30, 1998, respectively, were primarily due to the increase in the number of theaters operated. Other revenues, which consist primarily of advertising revenue and rental income on fee-owned properties, were $269,889 and $589,520 for the three and six months ended June 30, 1998, respectively, as compared to $91,396 and $141,135 for the three and six months ended June 30, 1997, respectively. The increase in other revenues of 195.3% and 317.7% for the three and six months ended June 30, 1998, respectively, is the result of operating additional theaters during 1998, and an increase in the Company's on-screen advertising which provided for increased commission rates in 1998.

    Film Rental Fees. Film rental fees increased by 249.5% and 198.3% to $3,469,187 and $6,529,384 for the three and six months ended June 30, 1998, respectively, from $992,574 and $2,188,700 for the three and six months ended June 30, 1997, respectively. The increases were principally due to the operation of additional theaters as previously discussed. Film rental fees as a percentage of box office receipts were 52.8% for the three months ended June 30, 1998, compared to 49.7% for the three months ended June 30, 1997. Such costs were 47.9% of box office receipts for the six months ended June 30, 1998, as compared to 46.5% for the same 1997 period. The increases, as a percentage of box office receipts, were due to weak film product in the second quarter, along with high rental costs for that product and unusually high film settlements in the second quarter.

    Cost of Concession Sales. Cost of concession sales increased by 185.5% and 198.3% to $302,683 and $660,148 for the three and six months ended June 30, 1998, respectively, from $106,029 and $221,278 for the three and six months ended June 30, 1997, respectively. This increase was attributable primarily to the operation of the theaters acquired in the third and fourth quarters of 1997 and in the first two quarters of 1998. As a percentage of concession revenues, the cost of concession sales were 13.1% and 14.4 % for the three and six months ended June 30, 1998, respectively, compared to 17.9% and 16.5% for the three and six months ended June 30, 1997, respectively. The decrease for the six month period was primarily attributable to the concession purchasing efficiencies made as a result of achieving greater economies of scale from the Company's growth. In addition, the concession costs in the three month period were further reduced due to a vendor rebate program.

    Theater Operating Expenses. Theater operating expenses increased by 199.9% and 191.6% to $3,685,008 and $7,140,267 for the three and six months ended June 30, 1998, respectively, from $1,228,805 and $2,448,960 for the three and six months ended June 30, 1997, respectively. This increase was attributable primarily to the operation of the theaters acquired as previously discussed. Theater operating expenses as a percentage of total revenues decreased to 40.3% and 37.9% for the three and six months ended June 30, 1998, respectively, as compared to 45.8% and 39.6% for the three and six months ended June 30, 1997, respectively. This decrease was attributable to the Company's efficient management of its controllable operating costs, and in particular, direct theater labor costs.

    General and Administrative Expenses. General and administrative expenses increased by 209.9% and 312.5% to $659,720 and $1,669,519 for the three and six months ended June 30, 1998, respectively, from $212,912 and $404,718 for the three and six months ended June 30, 1997, respectively. The increase was due principally to the hiring of personnel and related increases in salaries to support the Company's growth. As a percentage of total revenues, general and administrative expenses decreased to 7.2% and increased to 8.9% for the three and six months ended June 30, 1998, respectively, compared to 7.9% and 6.5% for the three and six months ended June 30, 1997, respectively. The decrease for the three month period, as a percentage of total revenues, was primarily due to the Company's internal controls and management information system which allowed the Company to expand its number of screens without incurring proportionate increases in general and administrative expenses. The increase for the six month period was due to the increased expenses attributable to the establishment of in-house film buying and legal departments in the first quarter of 1998 to support the Company's growth and future expansion plans, and the incurrence of outside professional costs in connection with the Company's first fiscal year-end since becoming a publicly traded company. The decrease for the three month period, as a percentage of total revenues, is attributable to the Company's strict overhead cost controls.

    Depreciation and Amortization. Depreciation and amortization expense increased by 321.1% and 261.4% to $1,619,943 and $2,882,568 for the three and six months ended June 30, 1998, respectively, from $384,696 and $797,707 for the three and six months ended June 30, 1997, respectively. The increase is a direct result of the addition of 24 theaters through acquisition or build-out in the second half of 1997 and first half of 1998, which significantly increased the Company's depreciable and amortizable assets.

    Operating Income (Loss). Operating loss increased by 143.4% to $591,713 for the three months ended June 30, 1998, from $243,141 for the three months ended June 30, 1997. Operating income decreased by 144.5% to an operating loss of $56,249 for the six months ended June 30, 1998, from $126,447 for the six months ended June 30, 1997. As a percentage of total revenues, operating income (loss) was (6.5%) and (0.3%) for the three and six months ended June 30, 1998, respectively, and (9.1%) and 2.0% for the three and six months ended June 30, 1997, respectively. The increase in operating loss as a percentage of total revenues is due to the increase in depreciation and amortization, as a direct result of the increase in theaters, the aforementioned increase in film rental fees, and the first quarter 1998 increase in general and administrative expenses as explained above.

    Interest Expense. Interest expense increased by 301.3% and 262.7% to $1,465,601 and $2,626,348 for the three and six months ended June 30, 1998, respectively, from $365,180 and $724,146 for the three and six months ended June 30, 1997, respectively. The increase is due to the significant increase in total debt outstanding during the first half of 1998 as compared to the corresponding 1997 period, primarily to fund acquisitions. The increase in outstanding debt was partially offset by a decrease in the interest rate under the Company's Old Credit Facility, from Prime + 2% to Prime + 1.5% in September 1997. All of the Company's debt was retired and replaced in June 1998 by the issuance of Senior Notes bearing interest at 10.875% (see Note 3 to the Consolidated Financial Information).

    Extraordinary Item. The extraordinary item of $2,029,649 relates to the early extinguishment of the debt under the Old Credit Facility in June 1998 (see Notes 3 and 6 to the Consolidated Financial Information).

    Net Loss. Net loss increased to $4,086,963 and $4,712,246 for the three and six months ended June 30, 1998, respectively, from $608,321 and $597,699 for the three and six months ended June 30, 1997. The increase in net loss was attributable primarily to substantial increases in both depreciation and amortization expense and interest expense, resulting from the Company's growth through acquisitions and related borrowings, and the above-mentioned extraordinary item.

    Loss Available for Common Stock. Loss Available for Common Stock reflects the net loss, the components of which are explained above, and preferred stock dividends of $1,362,990 and $1,392,915 for the three and six months ended June 30, 1998, respectively. The preferred stock dividend is primarily a result of the April 1998 issuance of 3,000 shares Class C Preferred Stock, and the resulting non-cash dividend recorded through June 30, 1998. In accordance with Emerging Issues Task Force Abstract D-60 ("EITF Abstract D-60"), "Accounting for the Issuance of Convertible Preferred Stock with a Nondetachable Conversion Feature", the intrinsic value of the beneficial conversion feature of the Class C Preferred Stock, which is measured as the difference between the conversion price and fair value of the common stock on the date of issuance, is recognized as a non-cash preferred stock dividend over the period from issuance to earliest conversion (90 days) in the statement of changes in stockholders' equity. Based on the Company's stock price on April 23, 1998 (issuance date), the fair value of the conversion feature is $1,714,286, which will be recorded as a preferred stock dividend on a straight line basis over the period from issuance through July 20, 1998, the earliest conversion date. The amount recorded from issuance through June 30, 1998 was $1,295,238, with the remainder to be recorded in July 1998. See Note 4 to the Consolidated Financial Information for additional information.

    Other Financial Data. Earnings before interest, taxes, depreciation and amortization ("EBITDA") is a financial measure commonly used in the Company's industry, although it is not a measure of performance calculated in accordance with generally accepted accounting principles. It should not be construed as an alternative to operating income (as determined in accordance with generally accepted accounting principles) as an indicator of the Company's operating performance or as an alternative to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of the Company's liquidity. EBITDA increased by 626.4% and 205.8% to $1,028,230 and $2,826,319 for the three and six months ended June 30, 1998, respectively, from $141,555 and $924,154 for the comparable 1997 periods. As a percentage of total revenues, EBITDA was 11.2% and 15.0% for the three and six months ended June 30, 1998, respectively, and was 5.3% and 14.9% for the comparable 1997 periods.

Liquidity and Capital Resources

    The Company receives substantially all of its revenues in cash from box office receipts and concession sales and, therefore, benefits from minimal accounts receivable and inventory requirements. One of the Company's most significant operating expenses, film rental fees, continues to be paid to distributors 30 to 45 days following the receipt of the applicable cash ticket payments. In addition, nearly all of the Company's other operating expenses, such as concession purchases, theater payroll and theater rent, are paid bi-weekly or monthly, respectively. The period between the receipt of cash from operations and the use of that cash to pay the related expenses provides certain operating capital to the Company.

    On August 13, 1998, the Company announced that it had entered into an Agreement and Plan of Merger among Cablevision Systems Corporation ("Cablevision"), CCG Holdings Inc., a wholly-owned subsidiary of Cablevision, and the Company, (the "Merger Agreement") pursuant to which the Company would be merged with and into CCG Holdings, Inc. Each issued and outstanding share of common stock of the Company would be acquired at $24.25 per share, payable in a combination of cash and Cablevision common stock on the basis of 55% cash and 45% Cablevision common stock. The gross value of the transaction is estimated at approximately $160 million, based on the acquisition of approximately 3.3 million shares of the Company's common stock on a fully diluted basis and the assumption of the $80 million of Notes outstanding as of August 13, 1998. Cablevision intends to make a tender offer to repurchase the Company's 10-7/8% Senior Notes and would relieve the Company of its obligation to fund such repurchase.

    Since the Company is in an industry which is capital intensive, substantially all of its assets are typically non-current. The Company's primary current asset is cash, while inventories are relatively insignificant throughout the fiscal year. The Company had positive working capital of $15,702,761 at June 30, 1998 and negative working capital of ($1,766,222) at June 30, 1997. The increase in working capital was attributable to an increase in cash due to the proceeds from the Notes and Class C Preferred Stock offerings, partially offset by an increase in accounts payable and film rent payable to support the Company's additional theaters.

    The Company has financed its day-to-day operations principally from the cash flow generated by its operating activities. Such cash flow totaled $1,715,484 for the six months ended June 30, 1998, as compared to $537,526 for the comparable 1997 period. The difference between the Company's net loss and its cash flow from operating activities in both periods was principally due to non-cash depreciation and amortization expenses and increases in accounts payable and accrued expenses. In addition, the 1998 period was impacted by the extraordinary item related to the early extinguishment of debt.

    The Company's primary capital requirements are to fund additional theater acquisitions and for remodeling, expansion and maintenance of existing theaters. While the Company has acquired fee-owned theaters from time to time, the Company prefers to acquire theaters as leasehold properties in order to preserve capital. The Company has historically developed, and plans to continue developing, new theaters principally by entering into long-term leases, which provide an opportunity to share construction and development costs with the lessor.

    Capital expenditures, exclusive of theater acquisitions, totaled $2,871,487 in the first six months of 1998 and $1,392,692 in the first six months of 1997. The 1998 amount includes $700,000 related to the purchase of the underlying real estate of a theater previously leased, and $445,117 of construction costs related to the Mansfield theater (see Note 7 to the Consolidated Financial Information). During 1998 the Company funded its capital expenditures, other than theater acquisitions, through a combination of cash flow from operations and from borrowings.

    In February 1998, the Company amended and restated its Old Credit Facility by obtaining a third term note ("Term Note C") totaling $5.8 million, which was used to acquire four additional theaters. The aggregate availability under the Old Credit Facility was $41.8 million, of which $40.2 million was outstanding at the date of repayment. The Old Credit Facility included a revolving credit line of $1 million, which could have been used for refinancing existing debt, financing working capital, financing acquisitions and for general corporate purposes. There were no amounts outstanding under the revolving credit line as of the date the Old Credit Facility was repaid.

    In April 1998, the Company designated a new series, consisting of 3,000 shares of its preferred stock, $.01 par value, as Class C Convertible Preferred Stock (the "Class C Preferred Stock"). Concurrently, the Company entered into a Securities Purchase Agreement and issued the 3,000 shares of its Class C Preferred Stock for $2.97 million in cash, net of offering costs (See Note 4 to the Consolidated Financial Information).

    In June 1998, the Company completed an offering of Notes ("the Notes") for $80.0 million (approximately $76.1 million after issuance costs and related fees). The Notes bear interest at a fixed rate of 10.875% and are due on June 1, 2008. Concurrent with the closing of the Notes offering, the Company repaid the Old Credit Facility and entered into a New Credit Facility with the same institution, which provides for a secured revolving line of credit in the aggregate principal amount of $15.0 million. The New Credit Facility bears interest at the prime rate. There were no amounts outstanding under the New Credit Facility as of the date hereof (See Note 3 to the Consolidated Financial Information).

    The Company's future capital expenditures for planned maintenance will be funded through cash flow from operations. In accordance with the Company's strategic plan, Clearview intends to continue to acquire theaters and is pursuing the acquisition of additional locations. However, in order to fund its plan for continued growth, the Company may need to seek additional debt and equity financing. Failure to obtain any such financing would require the Company to significantly curtail its acquisition activities and reduce its planned capital expenditures and could have a material adverse effect on the Company's ability to achieve its business strategy. In the absence of additional financing, the Company believes that it is capable of funding its current operations (including principal and interest payments as they come due) through internally-generated cash flow from operations and existing debt financing.

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

Year 2000

    The year 2000 issue is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. This issue creates risk for the Company from unforeseen problems in its own computer systems and from third parties with whom the Company deals on transactions. The Company is currently evaluating the potential impact of the year 2000 on the electronic data processing and other information systems relevant to the Company's business and is developing a plan to resolve this issue. The Company is also in the process of discussing the year 2000 issue with its major suppliers and financial institutions to ensure that their systems are year 2000 compliant, so that no disruption of the Company's operations will occur from their noncompliance. It is currently unknown what potential adverse consequences could result from failure to properly mitigate the year 2000 problem. Based on preliminary information, the costs of addressing potential year 2000 problems are not currently expected to have a material adverse impact on the Company's results of operations, financial position or cash flows. The Company plans to hire an outside consulting firm to ensure that the Company's systems are year 2000 compliant and to develop a related contingency plan. The Company's preliminary timetable for addressing the year 2000 is to complete its own risk assessment activities in the third quarter of 1998, hire a year 2000 consultant at that time, and have all year 2000 remediation efforts complete, including contingency plans, by the end of the first quarter 1999.

                           PART II - OTHER INFORMATION

Item 2.  Changes in Securities

    During the quarter ended March 31, 1998, the Company issued a total of 14,782 shares of its common stock and 750 shares of its Class B Nonvoting Cumulative Redeemable Preferred Stock ("Class B Preferred Stock"). During the quarter ended June 30, 1998, the Company issued a total of 76,923 shares of its common stock and 3,000 shares of its Class C Preferred Stock. On February 13, 1998, the Company issued 14,782 shares of its common stock, which represented the number of shares with an aggregate average market value of $200,000 for the ten trading days prior to February 13, 1998, to Clairidge Cinemas, Inc. ("Clairidge") as a portion of the purchase price under an Asset Purchase Agreement dated as of February 13, 1998, by and among the Company, its wholly-owned subsidiary CCC Clairidge Cinema Corp., and Clairidge, pursuant to which CCC Claridge Cinema Corp. acquired a leasehold interest and certain furniture, fixtures, equipment and personal property related to the operation of six-screen theater in Montclair, New Jersey.

    On March 31, 1998, the Company issued 540 shares of its Class B Preferred Stock to Middlebrook Galleria Cinemas, Inc. ("Middlebrook"), as a portion of the purchase price under an Asset Purchase Agreement dated November 14, 1997, by and among the Company, its wholly-owned subsidiary CCC Middlebrook Cinema Corp., and Middlebrook and Jessey Sayegh, as amended by an Amendment No. 1 dated as of December 12, 1997 (the "Middlebrook Amendment No. 1"), pursuant to which CCC Middlebrook Cinema Corp. acquired a leasehold interest and certain furniture, fixtures, equipment and personal property related to the operation of a ten-screen theater in Middlebrook, New Jersey. Under the Middlebrook Amendment No. 1, the Company and Middlebrook agreed to issue the 540 shares of the Company's Class B Preferred Stock to replace a promissory note made by the Company in favor of Middlebrook in the amount of $540,000. It is the Company's intention to redeem the Class B Preferred Stock with a portion of the proceeds from the Notes and Class C Preferred Stock Offerings.

    On March 31, 1998, the Company issued 210 shares of its Class B Preferred Stock to C.J.M. Enterprises, Inc. ("CJM"), as a portion of the purchase price under an Asset Purchase Agreement dated November 14, 1997, by and among the Company, its wholly-owned subsidiary CCC Cedar Grove Cinema Corp., and CJM and Jessey Sayegh, as amended by an Amendment No. 1 dated December 12, 1997 (the "Cedar Grove Amendment No. 1"); pursuant to which CCC Cedar Grove Cinema Corp. acquired a leasehold interest and certain furniture, fixtures, equipment and personal property related to the operation of a five-screen theater in Cedar Grove, New Jersey. Under the Cedar Grove Amendment No. 1, the Company and CJM agreed to issue the 210 shares of the Company's Class B Preferred Stock to replace a promissory note made by the Company in favor of CJM in the amount of $210,000. It is the Company's intention to redeem the Class B Preferred Stock with a portion of the proceeds from the Notes and Class C Preferred Stock Offerings.

    On April 23, 1998 the Company designated a new series, consisting of 3,000 shares of its preferred stock, $.01 par value, as Class C Preferred Stock pursuant to, and in accordance with the terms of, a Certificate of Designation of Class C Convertible Preferred Stock of Clearview Cinema Group, Inc., dated as of April 23, 1998 (the "Certificate of Designation"). Concurrently, the Company entered into a Securities Purchase Agreement with Proprietary Convertible Investments Group, Inc. (a/k/a Marshall Capital Management, Inc.) and issued the 3,000 shares of its Class C Preferred Stock for $2.97 million in cash, net of offering costs. The Certificate of Designation and Securities Purchase Agreement are included as Exhibit 3.01 (a) and Exhibit 10.01, respectively and are incorporated by reference herein in their entirety.

    On April 30, 1998, the Company issued 76,923 shares of its common stock in connection with an Agreement and Plan of Merger dated April 30, 1998, by and between the Company's subsidiary, CCC Mansfield Cinema Corp., and Warren County Cinemas, Inc., a Delaware Corporation ("Warren Cinemas"), pursuant to which Warren Cinemas was merged into CCC Mansfield Cinema Corp.

    All of the shares of the Company's common stock, Class B Preferred Stock and Class C Preferred Stock were issued in reliance on the exemption under Section 4(2) of the Securities Act.

    Item 4.  Submission of Matters to a Vote of Security Holders.

    (a) Date and Type of Meeting: On June 11, 1998 the Company held its Annual Meeting of stockholders.

    (b) Information concerning the election of directors: for this item, the proxy statement filed on May 8, 1998 is incorporated by reference.

    (c)  Items voted on at the June 11, 1998 annual meeting:

         - Election of Brett E. Mark as a Class I director for a three-year term expiring in 2001. Votes for: 2,022,439; Votes against/withheld: 3,800

         - Approval of the 1997 Stock Incentive Plan, as amended and restated. Votes for: 1,697,525; Votes against/withheld: 63,440; Votes abstained: 21,700; Broker non-votes: 710,974.

         - Retention of Price Waterhouse LLP as independent public accountants (Price Waterhouse LLP became PricewaterhouseCoopers LLP on July 1, 1998). Votes for: 2,470,579; Votes against/withheld: 4,060; Votes abstained 19,000.

    (d)  Not applicable.

    Item 5.  Other Information

    On August 13, 1998, the Company announced that it had entered into an Agreement and Plan of Merger among Cablevision, CCG Holdings Inc., a subsidiary of Cablevision, and the Company, pursuant to which the Company would be acquired by Cablevision. A copy of the press release describing the transaction is attached hereto as Exhibit 99.01 and is incorporated by reference herein in its entirety.

Item 6.  Exhibits and Reports on Form 8-K

    (a) Exhibits. The following exhibits are attached hereto or incorporated by reference as part of this report.

Exhibit    Description                                                       Method of Filing
-------    -----------                                                       ----------------
3.01 (a)   Certificate of Designation of Class C Convertible Preferred       Exhibit 4.01 to the current Report on Form
           Stock of Clearview Cinema Group, Inc.                             8-K filed April 23, 1998.

10.01      Securities Purchase Agreement dated as of April 23, 1998 by       Exhibit 10.01 to the Current Report on Form
           and between Clearview Cinema Group, Inc. and Proprietary          8-K filed April 23, 1998.
           Convertible Investments Group, Inc. (a/k/a Marshall Capital
           Management, Inc.)

27.01      Financial Data Schedule                                           Filed herewith

99.01      Press Release dated August 13, 1998.                              Filed herewith

    (b) Reports on Form 8-K.

       The Company filed a report on Form 8-K under Items 5 and 7 thereof on July 9, 1998, related to the Company's issuance of $80 million of its 10.875% Senior Notes due 2008, the related Registration Rights Agreement, and the New Credit Facility. The Company filed a report on Form 8-K under Items 5 and 7 thereof on June 15, 1998, which related to the Company's press release announcing the issuance of $80 million of its 10.875% Senior Notes due 2008, and the planned use of proceeds therefrom. The Company filed a report on Form 8-K under Items 5 and 7 thereof on May 8, 1998, which related to the Company's April 23, 1998 designation, issuance and sale of 3,000 shares of its Class C Preferred Stock. The Company entered into a Securities Purchase Agreement dated April 23, 1998, whereby the Company issued 3,000 shares of its Class C Preferred Shares to the purchaser for an aggregate purchase price of $3,000,000 paid in cash on April 24, 1998.

                                   SIGNATURES

    In accordance with the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

    CLEARVIEW CINEMA GROUP, INC.

August 14, 1998                        /s/ A. DALE MAYO
                                       ----------------------------------------
                                       Name:  A. Dale Mayo
                                       Title: Chairman of the Board, President
                                              and Chief Executive Officer

August 14, 1998                        /s/ JOAN M. ROMINE
                                       ----------------------------------------
                                       Name:  Joan M. Romine
                                       Title: Treasurer and Chief Financial
                                              Officer (Chief Accounting Officer)

                                  EXHIBIT INDEX

Exhibit    Description                          Method of Filing
-------    -----------                          ----------------

27.01      Financial Data Schedule              Filed herewith

99.01      Press Release dated
           August 13, 1998                      Filed herewith