Form 10QSB
period 1998-09-30
CLEARVIEW CINEMA GROUP INC
filed 1998-11-16
CIK 1038754

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________TO ___________

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

                                 (973) 377-4646
                (Issuer's telephone number, including area code)

    Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---

APPLICABLE ONLY TO CORPORATE ISSUERS:

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,304,802 shares of common stock were outstanding as of November 13, 1998

Transitional Small Business Disclosure Format (check one):  Yes      No  X
                                                                ---     ---

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                          CLEARVIEW CINEMA GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                   DECEMBER 31,  SEPTEMBER 30,
                                                                                       1997          1998
                                                                                    ----------    -----------
                                                                                                  (UNAUDITED)

                                          ASSETS
                     CURRENT ASSETS:
                           Cash and cash equivalents                                $ 1,647,176   $14,703,448
                           Inventories                                                  116,655       185,086
                           Other current assets                                         341,273       563,199
                                                                                    -----------  ------------
                              Total current assets                                    2,105,104   $15,451,733

                     PROPERTY, EQUIPMENT AND LEASEHOLDS, NET                         34,488,714    44,484,942


                     Intangible assets, net                                          19,931,555    34,033,579
                     Other non-current assets                                           827,019     1,744,500
                                                                                    -----------  ------------

                                                                                    $57,352,392  $ 95,714,754

                              LIABILITIES AND STOCKHOLDERS' EQUITY
                     CURRENT LIABILITIES:
                           Current maturities of long-term debt                     $ 2,876,607  $         --
                           Accounts payable and accrued expenses                      4,562,633     7,717,307
                                                                                    -----------  ------------
                               Total current liabilities                              7,439,240     7,717,307


                     Long-term debt, less current maturities                         32,234,955    80,000,000
                     Subordinated notes payable - long term                           6,000,000            --

                     COMMITMENTS AND CONTINGENCIES (NOTE 7)

                     CLASS B REDEEMABLE PREFERRED STOCK                               1,350,000            --


                     STOCKHOLDERS' EQUITY:
                           Undesignated preferred stock:
                              2,475,697 shares authorized                                    --            --
                           Class A Preferred Stock, par value $.01, 1,303 shares
                              authorized; 779 shares issued and outstanding                   8             8
                           Class C Preferred Stock, par value $.01, 3,000 shares
                              authorized;  3,000 shares issued and outstanding               --            30
                           Common Stock, par value $.01, 10,000,000 shares
                              authorized; 2,213,097 and 2,304,802 shares issued
                              and outstanding                                            22,131        23,048


                           Additional paid-in capital                                12,214,515    18,596,916
                           Accumulated deficit                                       (1,908,457)  (10,622,555)
                                                                                    -----------  -------------
                               Total stockholders' equity                            10,328,197     7,997,447
                                                                                    -----------  ------------
                                                                                    $57,352,392  $ 95,714,754
                                                                                    ===========  ============

See accompanying notes to consolidated financial information.

                          CLEARVIEW CINEMA GROUP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                    SEPTEMBER 30,
                                                          --------------------------------  --------------------==--------
                                                                1997             1998             1997             1998
                                                          ---------------  ---------------  ---------------     ----------
                THEATER REVENUES:
                  Box office                                 $3,335,958      $ 9,259,160       $8,044,812      $22,904,009
                  Concession                                    976,966        3,285,175        2,314,787        7,876,443
                  Other                                         129,193          363,951          270,328          953,471
                                                             ----------      -----------       ----------       ----------
                                                             $4,442,117      $12,908,286      $10,629,927      $31,733,923
                                                             ----------      -----------      -----------      -----------

                OPERATING EXPENSES:
                   Film rental                                1,669,935        4,520,509        3,858,635       11,049,893
                   Cost of concession sales                     146,325          491,686          367,603        1,151,834
                   Theater operating expenses                 1,706,986        5,153,727        4,155,946       12,293,994
                   General and administrative expenses          242,071        1,166,338          646,789        2,835,857
                   Depreciation and amortization                569,027        1,647,116        1,366,734        4,529,685
                                                             ----------      -----------       ----------       ----------
                                                              4,334,344       12,979,376       10,395,707       31,861,263
                                                             ----------      -----------       ----------       ----------

                OPERATING (LOSS) INCOME                         107,773          (71,090)         234,220         (127,340)

                Interest expense, net                           525,230        2,067,079        1,249,376        4,693,427
                                                             ----------      -----------       ----------       ----------

                LOSS BEFORE EXTRAORDINARY ITEM                 (417,457)      (2,138,169)      (1,015,156)      (4,820,767)

                Extraordinary item - loss on redemption              --               --               --        2,029,649
                of debt                                      ----------      -----------       ----------       ----------


                NET LOSS                                       (417,457)      (2,138,169)      (1,015,156)      (6,850,416)
                                                             ----------      ------------      ----------       ----------

                Preferred Stock Dividends                            --         (470,767)              --       (1,863,682)
                                                             ----------      ------------      ----------       ----------

                LOSS AVAILABLE FOR COMMON STOCK              $ (417,457)     $(2,608,936)     $(1,015,156)     $
                                                             ==========      ============     ===========      ===========
                                                                                                                (8,714,098)

                 BASIC AND DILUTED LOSS PER SHARE            $    (0.29)      $    (1.13)      $    (0.61)      $    (3.84)
                                                             ==========       ===========      ==========       ==========



See accompanying notes to consolidated financial information.

                          CLEARVIEW CINEMA GROUP, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 1998
                                   (UNAUDITED)

                                                                                                CLASS C
                                  CLASS A  PREFERRED STOCK          COMMON STOCK            PREFERRED STOCK
                                  ------------------------      ---------------------       -----------------     ADDITIONAL
                                                                                                                    PAID-IN
                                  SHARES            AMOUNT       SHARES       AMOUNT        SHARES     AMOUNT       CAPITAL
                                  ------            ------      ---------     -------       ------     ------     -----------
BALANCE, DECEMBER 31, 1997:          779               $8       2,213,097     $22,131           --        --      $12,214,515

     Issuance of  common  stock
         For assets acquired          --               --          91,705         917                     --        1,747,083

     Issuance of preferred stock      --               --                                    3,000       $30        2,921,032

     Preferred stock dividend         --               --              --          --           --        --        1,714,286

     Net loss                         --               --              --          --           --        --               --
                                    ----              ---       ---------     -------        -----       ---      -----------
BALANCE, SEPTEMBER 30, 1998          779               $8       2,304,802     $23,048        3,000       $30      $18,596,916
                                    ====              ===       =========     =======        =====       ===      ===========



                                    ACCUMULATED
                                      DEFICIT              TOTAL
                                   -------------        -----------
BALANCE, DECEMBER 31, 1997:        $ (1,908,457)        $10,328,197

     Issuance of  common  stock
         For assets acquired                 --           1,748,000

     Issuance of preferred stock             --           2,921,062

     Preferred stock dividend        (1,863,682)           (149,396)

     Net loss                        (6,850,416)         (6,850,416)
                                   -----------           ----------

BALANCE, SEPTEMBER 30, 1998        $(10,622,555)        $(7,997,447)
                                   ============         ===========



See accompanying notes to consolidated financial information.

                          CLEARVIEW CINEMA GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            NINE MONTHS ENDED
                                                                      ------------------------------
                                                                              SEPTEMBER 30,
                                                                      ------------------------------
                                                                          1997             1998
                                                                      ---------------- -------------
    CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                         $ (1,015,156)     $ (6,850,416)
    Adjustments to reconcile net loss to net cash
      provided by operating activities:
      Depreciation and amortization of property, equipment
      & leaseholds                                                      1,104,487         3,019,099
      Amortization of intangible assets                                   262,247         1,510,585
      Amortization of debt discount and issuance costs                    126,463           285,906
      Common stock issued upon surrender of warrants, recorded
      as interest expense                                                 104,000                --
      Extraordinary loss from early extinguishment of debt                     --         2,029,649
      Changes in operating assets and liabilities:
         Inventories                                                      (33,134)          (68,431)
         Other current assets                                            (286,499)         (221,926)
         Other non-current assets                                         (10,035)         (192,640)
         Accounts payable and accrued expenses                            709,733         3,088,840
                                                                     ------------      ------------
             Net cash provided  by operating activities                   962,106         2,600,666
                                                                     ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase and construction of property, equipment and               (2,208,255)       (4,951,167)
    leaseholds
    Acquisitions of theaters                                           (8,475,070)      (18,387,940)
    Acquisition costs                                                    (229,679)         (374,681)
    Escrow funding for contingent acquisition price of theater                 --          (793,969)
                                                                     ------------      ------------
             Net cash used in investing activities                    (10,913,004)      (24,507,757)
                                                                     ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of long term debt                            4,824,738        85,800,000
    Payments on long term debt                                         (1,024,604)      (47,154,291)
    Prepayment premium on long term debt repaid                                --          (410,000)
    Debt issuance costs                                                  (472,966)       (4,759,845)
    Redemption of class B preferred stock                                      --        (1,350,000)
    Proceeds from initial public offering and underwriter               9,201,000                --
    warrants
    Proceeds from issuance of class C preferred stock                          --         3,000,000
    Preferred stock issuance costs                                     (2,132,903)          (78,938)
    Preferred stock dividends paid                                             --           (83,563)
                                                                     ------------      ------------
             Net cash provided by financing activities                 10,395,265        34,963,363
                                                                     ------------      ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                   444,367        13,056,272

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            751,345         1,647,176
                                                                     ------------      ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                             $  1,195,712      $ 14,703,448
                                                                     ============      ============

SUPPLEMENTAL CASH FLOW INFORMATION:
      Interest paid                                                  $    968,373      $  2,510,627
                                                                     ============      ============

      Non-cash investing and financing activities:

         Issuance of common stock as consideration for theater
         and assets acquired                                         $         --      $  1,748,000
                                                                     ============      ============

         Warrants repurchased through issuance of debt               $  1,000,000      $         --
                                                                     ============      ============

         Common stock issued upon termination of preferred stock
         redemption right, considered a preferred stock dividend     $     26,000      $         --
                                                                     ============      ============


See accompanying notes to consolidated financial information.

CLEARVIEW CINEMA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL INFORMATION

Note 1--Basis of Presentation:

    The balance sheet as of December 31, 1997 has been derived from the audited balance sheet contained in the Form 10-KSB of Clearview Cinema Group, Inc. ("Clearview" or "the Company"), and is presented for comparative purposes. All other financial information is unaudited. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for all periods presented, have been made. Results of operations for interim periods are not necessarily indicative of the operating results for a full year.

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

    For the three and nine months ended September 30, 1998, the net loss available to common stockholders was $2,608,936 and $8,714,098, respectively after giving effect to the preferred stock dividend. For the three and nine months ended September 30, 1997, the net loss available to common stockholders was $417,457 and $1,015,156, respectively (no preferred dividend was applicable for the 1997 periods). For the three and nine months ended September 30, 1998, the weighted average number of shares outstanding used in the computation of basic and diluted loss per share was 2,304,802 and 2,268,943, respectively. For the three and nine months ended September 30, 1997, the weighted average number of shares outstanding used in the computation of basic and diluted loss per share was 1,443,000 and 1,668,000, respectively.

    Reclassification - Certain amounts previously reported have been reclassified to conform to current period presentation.

Note 2--Merger Transaction:

    On August 13, 1998, Clearview announced that it had entered into an Agreement and Plan of Merger, dated August 12, 1998 (the "Merger Agreement"), among Cablevision Systems Corporation, a Delaware corporation ("Cablevision"), CCG Holdings Inc., a Delaware corporation and a wholly-owned subsidiary of Cablevision ("CCG Holdings") and the Company. Upon the terms and subject to the conditions of the Merger Agreement, the Company will be merged (the "Merger") with CCG Holdings, and the surviving corporation will be a wholly-owned subsidiary of Cablevision. The Merger is expected to be consummated on December 1, 1998, unless that date is extended. The gross value of the transaction is estimated at approximately $160 million, based on the acquisition of approximately 3.3 million shares of the Company's common stock, $.01 par value per share (the "Common Stock") on a fully diluted basis and the assumption of the $80 million of the Company's 10-7/8% Senior Notes Due 2008 (the "Notes") outstanding as of August 13, 1998.

    Subject to certain allocation and proration provisions contained in the Merger Agreement, the Merger Agreement provides, among other things, that at the Effective Time (as defined in the Merger Agreement), (i) each outstanding share of Clearview Common Stock will be converted into the right to receive, at the option of the holder thereof, (A) $24.25 per share in cash or (B) that number of shares of Class A common stock, par value $.01 per share, of Cablevision ("Cablevision Class A Common Stock"), equal to the amount derived by dividing $24.25 by the average of the average daily per share high and low sales prices of Cablevision Class A Common Stock as reported on the American Stock Exchange, Inc. on each of the ten trading days ending on and including the third trading day prior to the closing of the Merger (the "Share Conversion Number"); provided, however, that if such average price for Cablevision Class A Common Stock is less than $36.00, no holders of Clearview Common Stock will have the right to elect to receive Cablevision Class A Common Stock; (ii) each outstanding share of Class A Preferred Stock, $.01 par value per share ("Class A Preferred Stock") of Clearview will be converted into the right to receive, at the option of the holder thereof, the cash consideration or the stock consideration described above, as if the outstanding shares of Class A Preferred Stock had been converted into shares of Common Stock immediately prior to the Effective Time; provided, that if the average price for Cablevision Class A Common Stock described above is less than $36.00, no holders of Clearview Class A Preferred Stock will have the right to elect to receive Cablevision Class A Common Stock; and (iii) each outstanding share of Class C Preferred Stock, $.01 par value per share of Clearview ("Class C Preferred Stock", and together with the Class A Preferred Stock, "Preferred Stock" and, together with the Common Stock, the "Company Securities") will be converted into the right to receive, at the option of the holder thereof, (A) the amount in cash equal to $24.25 per share multiplied by the number of shares of Common Stock issuable upon conversion of a share of Class C Preferred Stock based on an exchange ratio of 51 shares of Common Stock per share of Class C Preferred Stock (the "Class C Conversion Number") or (B) that number of shares of Cablevision Class A Common Stock equal to the amount derived by multiplying the Class C Conversion Number and the Share Conversion Number; provided, that if the average price for Cablevision Class A Common Stock described above is less than $36.00, no holders of Class C Preferred Stock will have the right to elect to receive Cablevision Class A Common Stock.

    Contemporaneously with the execution and delivery of the Merger Agreement, and as a condition and inducement to Cablevision's and CCG Holdings' willingness to enter into the Merger Agreement, certain holders (the "Selling Stockholders") of the Company's Common Stock and Class A Preferred Stock, holding shares representing 54.7% of the total number of votes entitled to be cast by the holders of shares of the Company Securities, entered into an agreement (the "Stockholders Agreement") with Cablevision pursuant to which such Selling Stockholders have agreed, among other things, to vote in favor or adoption of the Merger Agreement and to deliver an irrevocable proxy to that effect to Cablevision at its request.

    The execution and delivery of the Stockholders Agreement constituted a change of control under the indenture pursuant to which the Notes were issued (the "Indenture"). The Indenture provides that upon the occurrence of a Change of Control of the Company (a "Change of Control"), each holder of the Notes has the right to require the Company to purchase all or any part (equal to $1,000 or an integral multiple thereof) of such holder's Notes at an offer price in cash equal to 101% of the aggregate principal amount thereon plus accrued and unpaid interest and Liquidated Damages (as defined in the Indenture) thereof, if any, to the date of purchase. Pursuant to the Merger Agreement, Cablevision had agreed with the Company, subject to certain conditions, to purchase any Notes required to be purchased by the Company. On August 19, 1998, the Company mailed a Notice of Change of Control to all holders of the Notes, informing such holders of their right to require the Company to purchase the Notes. The Change of Control offer expired September 17, 1998, and no holders requested that the Company purchase their Notes.

    The Change of Control constitutes an event of default under the New Credit Facility giving the lender the right to terminate the credit commitment and declare all amounts outstanding immediately due and payable (see Note 4 to the Consolidated Financial Information). However, the lender has agreed in writing to waive any violations of the New Credit Facility that may exist solely as a result of the Merger. The Change of Control transaction also results in all stock options outstanding to purchase 284,500 shares of the Company's Common Stock to become fully exercisable.

    On October 29, 1998, the Company made a solicitation (the "Solicitation") of consents (the "Consents") for certain amendments (the "Proposed Amendments") to the Indenture and an offer to purchase any and all of the Notes for cash, pursuant to the terms of a Solicitation of Consents Relating to and Offer to Purchase for Cash dated October 29, 1998 (the "Solicitation and Offer Statement"). On November 11, 1998, the Company issued a Supplement to the Solicitation and Offer Statement dated November 11, 1998 (the "Supplement"), amending the terms of the Proposed Amendments (as amended, the "New Proposed Amendments"). The New Proposed Amendments would, among other things, eliminate in their entirety the covenants in the Indenture that prohibit or restrict the Company's ability to (i) make dividend and other distributions to its shareholders, (ii) make certain investments, (iii) incur indebtedness, (iv) incur liens to secure indebtedness, and (v) enter into sale and leaseback transactions. As part of the Solicitation (as supplemented by Supplement), the Company offered to pay a consent fee (the "Consent Payment") of $45 for each $1,000 of principal amount of Notes in respect of which a Consent is delivered by the consent deadline, November 12, 1998 (the "Consent Deadline"). The Solicitation (as supplemented by the Supplement) has resulted in the delivery of Consents by holders of Notes representing a majority of the outstanding aggregate principal amount of the Notes as of the Consent Deadline. Any tender of Notes prior to the Consent Deadline also constitutes delivery of a Consent with respect to such Notes. The Company is also offering to purchase any and all of the Notes for cash upon the terms and subject to the conditions set forth in the offer (the "Offer"). Any tender of Notes pursuant to the Offer prior to the Consent Deadline also constitutes the delivery of a Consent with respect to such Notes. For Notes tendered prior to the Consent Deadline, the total consideration was $1,185 for each $1,000 of principal amount of Notes, plus accrued and unpaid interest to but excluding the settlement date (the "Total Consideration"), which includes the Consent Payment. For Notes tendered after the Consent Deadline, the purchase price will be $1,140 for each $1,000 principal amount of Notes, plus accrued and unpaid interest to but excluding the settlement date (the "Tender Purchase Price"). The Solicitation and Offer are being made in connection with the proposed merger involving Cablevision. The Solicitation, the Company's obligation to pay the Consent Payments, the New Proposed Amendments, the Offer and the Company's obligation to pay the Total Consideration and the Tender Purchase Price are conditioned on, among other things (a) the satisfaction or waiver of all of the conditions to the Merger contained in the Merger Agreement and (b) the receipt by the Bank of New York as depositary of valid and unrevoked Consents from record holders of a majority of in principal amount of the outstanding Notes. The Merger, however, is not conditioned on the successful completion of the Solicitation or the Offer or the adoption of the New Proposed Amendments. The Merger may be consummated without the adoption of the Proposed Amendments. The Offer will expire at 12:00 Noon, New York City time on December 1, 1998, unless extended or earlier terminated. As of the Consent Deadline, holders of Notes representing approximately 75% of the outstanding value of Notes have agreed to tender their Notes.

    If the New Proposed Amendments become effective, the New Proposed Amendments will be binding on all holders that did not tender Notes in the Offer, including those holders which tendered Notes in the exchange offer. Such holders who do not tender their Notes in the Offer will hold such Notes under the Indenture as modified by the supplemental indenture and such holders will no longer be entitled to the benefits of the covenants modified or eliminated by the New Proposed Amendments. The modification or elimination of restrictive covenants and other provisions pursuant to the New Proposed Amendments may permit the Company to take actions that could increase the credit risks with respect to the Company faced by non-tendering holders, adversely affect the market price of the Notes that remain outstanding or otherwise be adverse to the interest of non-tendering holders. Among other amendments, the New Proposed Amendments modify the Indenture to eliminate the consolidated net worth and fixed charge coverage ratio tests, which limit the Company's ability to incur additional indebtedness or issue disqualified stock.

    The Company is seeking to make the New Proposed Amendments in order to give it greater flexibility after the Merger with Cablevision. Cablevision has undertaken to provide the Company with sufficient immediately available funds on the settlement date to make all Consent Payments required to be made in connection with the Solicitation (as supplemented by the Supplement) and to repurchase any and all Notes tender for payment in connection with the Offer.

    Cablevision will account for the Merger using the purchase method of accounting in accordance with the provisions of Accounting Principles Board Opinion No. 16. "Business Combinations." Accordingly, Cablevision will record at its cost the acquired assets less liabilities assumed, with the excess of such cost over the estimated fair value of such net assets reflected as goodwill. Additionally, certain costs directly related to the acquisition will be reflected as additional purchase price in excess of the net assets acquired. Cablevision has not yet determined whether the new basis of the net assets of Clearview will be recorded on Clearview's separate financial statements. Should Cablevision record such amounts on such separate financial statements, the increase in net assets would result principally in the recording of goodwill, which would be amortized over future periods.

Note 3--Stock Based Compensation:

    At the June 11, 1998 Annual Meeting of Stockholders, the shares of the Company's Common Stock that are authorized to be issued under the 1997 Stock Incentive Plan (the "Plan") was increased from 200,000 to 450,000. During the first and second quarter of 1998 the Company granted stock options to purchase 61,000 and 101,000 shares of Common Stock, respectively, under the Plan with exercise prices equal to the closing quoted market price of the Company's Common Stock on the date of grant. No stock options were granted in the third quarter of 1998. In accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", no compensation costs have been recognized as the options had no intrinsic value (exercise price equaled fair value of Common Stock) on the dates of issuance. Awards granted under the Plan become fully vested upon a Change of Control of the Company (see Note 2 to the Consolidated Financial Information).

Note 4--Long-Term Debt and Subordinated Notes Payable:

    In February 1998, the Company amended and restated its then-existing Credit Facility (the "Old Credit Facility") by obtaining a third term note ("Term Note C") totaling $5.8 million which was used to acquire four additional theaters.

    In June 1998, the Company completed an offering of Notes for $80.0 million (approximately $76 million after issuance costs and related fees). The Notes mature on June 1, 2008 and bear interest at a fixed rate of 10.875%, payable semiannually on June 1 and December 1, commencing on December 1, 1998. At any time prior to June 1, 2001, the Company may on any one or more occasions redeem up to 33% of the aggregate principal amount of Notes at a redemption price of 110.875% of the principal amount thereof, with the net cash proceeds of a public offering of common stock of the Company or the net cash proceeds from a strategic equity investment in the Company, provided that, among other things, at least $53.3 million in the aggregate principal amount of the Notes remains outstanding immediately after such redemption. After June 1, 2003, the Notes are subject to redemption at any time at the option of the Company, at specified redemption prices. Upon a Change of Control, each holder of the Notes has the right to require the Company to repurchase all or any part of such holder's Notes at an offer price equal to 101% of the aggregate principal amount thereof (see Note 2 to the Consolidated Financial Information). The Notes also stipulate that the holders of at least 25% in principal amount of the then outstanding Notes may declare all the Notes due and payable immediately upon the occurrence of certain events of default, such as default in payment of principal and interest when due, default under other agreements relating to indebtedness individually or in the aggregate exceeding $5 million and failure to comply with the covenants and other provisions of the Indenture. The Notes further provide that if any event of default occurs prior to June 1, 2003 and is due to any willful action or inaction taken or not taken by the Company with the intention of avoiding the prohibition on redemption of certain portions of the Notes prior to June 1, 2003, then the Notes shall become immediately due and payable at a specified premium, ranging from 107.25% to 110.875% of the principal amount depending on the date the event of default occurs. The Notes impose various restrictive covenants, including restrictions on the payment of dividends, the incurrence of additional indebtedness, the entering into of certain transactions and the issuance of preferred stock in certain circumstances. However, as a result of the New Proposed Amendments, these covenants would be eliminated (see
Note 2 to the Consolidated Financial Information).

    Concurrent with the closing of the Notes offering, the Company repaid the borrowings under the Old Credit Facility ($41.1 million, including accrued interest and a prepayment premium) and entered into a new credit facility (the "New Credit Facility") with the same institution, which provides for a secured revolving line of credit in the aggregate principal amount of $15.0 million. The New Credit Facility bears interest at the prime rate (8.25% at September 30, 1998) with all outstanding indebtedness repayable on the fifth anniversary of the closing of the New Credit Facility. The New Credit Facility is collateralized by substantially all of the assets of the Company and contains various restrictive covenants including minimum interest and debt service coverage ratios, restrictions on the payment of dividends (except on the Class B Preferred Stock and Class C Preferred Stock now outstanding), restrictions on payments to purchase, redeem or otherwise acquire or retire for value any shares or rights to acquire shares of the Company's capital stock and subordinated indebtedness (except the Class B Preferred Stock, Class C Preferred Stock and any subordinated indebtedness outstanding at the time of the agreement), the incurrence of additional indebtedness and the entering into of certain transactions. The New Credit Facility agreement further stipulates that the lender may terminate the credit commitment and declare all of the amounts outstanding under the agreement to be immediately due and payable upon the occurrence of certain events including default on payment of principal and interest when due, noncompliance with covenants, default under other agreements relating to indebtedness individually or in the aggregate exceeding $5 million, and Change of Control (see Note 2 to the Consolidated Financial Information). There were no amounts outstanding under the New Credit Facility as of the date hereof.

    In June 1998 the Company repaid $6.0 million of Subordinated Notes Payable, issued in 1997 to the seller in connection with the Nelson Ferman Acquisition, from the proceeds of the Notes and Class C Preferred Stock offerings (see Note 5 to the Consolidated Financial Information).

Note 5 -- Preferred Stock:

    In April 1998 the Company designated a new series of preferred stock, consisting of 3,000 shares of its preferred stock, $.01 par value, as Class C Preferred Stock. Concurrently, the Company entered into a Securities
Purchase Agreement dated April 23, 1998 (the "Class C Preferred Stock Agreement") and issued the 3,000 shares of its Class C Preferred Stock for $2.92 million in cash, net of offering costs.

    The conversion feature of the Class C Preferred Stock grants the holder the right to convert the Class C Preferred Stock into Common Stock based on a formula any time after July 20, 1998 at a conversion price equal to the lesser of (a) $21.95 and (b) 87-1/2 % of the average of the 4th, 5th, and 6th lowest closing trade price of the Company's Common Stock during the 20 trading days preceding the conversion date. As more fully described in Note 2, on August 13, 1998 an announcement was made of a definitive agreement for Cablevision Systems Corporation to acquire all outstanding shares of the Company's Common Stock. The Class C Preferred Stock Agreement provides that, upon any public announcement by the Company regarding such a Change of Control, the conversion price of the Class C Preferred Stock adjusts to the lower of (a) the average closing trade price of the Company's Common Stock for the five trading days immediately preceding the announcement date ($22.11), and (b) the conversion price as determined by the conversion formula discussed above and will remain in effect for a specified period of time. Pursuant to the Stockholders Agreement, the holder of the Class C Preferred Stock has agreed to a fixed rate of conversion whereby each share of Class C Preferred Stock shall be convertible into 51 shares of Common Stock. The holder of the Class C Preferred Stock is subject to certain conversion limitations which restricts conversion of the preferred shares if (a) the aggregate number of shares of the Company's Common Stock already issued and to be issued on conversion would exceed 19.99% of the number of the Company's Common Stock outstanding, and (b) the number of shares of the Company's Common Stock beneficially owned by the holder plus the number of shares of the Company's Common Stock issuable upon conversion would equal or exceed 4.99% of the number of shares of the Company's common stock then issued and outstanding. The Class C Preferred Stock will be automatically converted two years following the issue date.

    The Class C Preferred Stock Agreement also provides the holders the right to redeem their preferred shares at a price based on a formula upon the occurrence of certain events involving voluntary actions or failure to take action by the Company, such as Change of Control transactions, failure to deliver shares of Common Stock upon conversion of the Class C Preferred Stock, delisting of the Company's Common Stock on a national exchange and material breach of covenants and other terms of the agreements surrounding the issuance of the Class C Preferred Stock.

    In accordance with the Registration Rights Agreement dated April 23, 1998 by and between the Company and the holder of the Class C Preferred Stock, the Company filed with the Securities and Exchange Commission a registration statement covering 257,143 shares of the Company's Common Stock representing at least 150% of the number of shares of Common Stock then issuable upon conversion of the Class C Preferred Stock.

    In accordance with Emerging Issues Task Force Abstract D-60 ("EITF Abstract D-60"), "Accounting for the Issuance of Convertible Preferred Stock with a Nondetachable Conversion Feature", the intrinsic value of the beneficial conversion feature of the Class C Preferred Stock, which is measured as the difference between the conversion price and fair value of the Common Stock on the date of issuance, is recognized as a non-cash preferred stock dividend over the period from issuance to earliest conversion (90 days) in the statement of changes in stockholders' equity. Based on the Company's stock price on April 23, 1998 (date of issuance), the fair value of the conversion feature is $1,714,286, which was recorded as a preferred stock dividend on a straight line basis over the period from issuance through July 20, 1998, the earliest conversion date.

    In June 1998 the Company redeemed 600 shares of its Class B Nonvoting Cumulative Redeemable Preferred Stock, $.01 par value per share (the "Class B Preferred Stock"), and in September 1998 the Company redeemed the remaining 750 shares of its Class B Preferred Stock, for $600,000 and $750,000, respectively, from the proceeds of the Notes (see Note 4 to the Consolidated Financial Information) and the Class C Preferred Stock offerings.

Note 6-- Theater Acquisitions:

    During the nine months ended September 30, 1998 the Company acquired a total of eleven theaters and acquired the right to operate one theater totaling 54 screens, all of which are located in New Jersey and New York, except for one theater located in Pennsylvania. The acquisitions have been accounted for under the purchase method of accounting. Under the purchase method of accounting, the purchase price for each transaction has been allocated based on the estimated fair value of identifiable tangible and intangible assets (principally property, equipment and leasehold interest) of the respective theaters with the excess purchase price, together with acquisition costs, being allocated to goodwill. The results of operations of each acquired theater is included in the accompanying consolidated financial information from the earlier of the respective date of acquisition or commencement of operation by Clearview.

    Clairidge Acquisition - In February 1998, the Company acquired substantially all the assets, including the leasehold interest, equipment and various operating contracts, of one theater from Clairidge Cinemas, Inc. (the "Clairidge Acquisition") for a total purchase price of $2.3 million. The Company paid $2.1 million in cash from borrowings under the Old Credit Facility and issued 14,782 shares of the Company's Common Stock with an aggregate market value of $200,000 based on the closing price of the Company's stock on the ten trading days preceding the acquisition. The leasehold interest acquired is to be amortized over the theater lease, which has a remaining lease term through December 31, 2016. The purchase price has been allocated as follows:

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
                               ----------
                               $2,300,000
                               ==========

    UA II Acquisition - In March 1998, the Company acquired substantially all the assets, including land, building, equipment and various operating contracts, of two theaters from United Artists Theater Circuit, Inc. (the "UA II Acquisition") for a total purchase price of $1.5 million paid in cash from borrowings under the Old Credit Facility. The purchase price has been allocated as follows:

    Land                       $  252,000
    Building                    1,008,000
    Equipment                     240,000
                               ----------
                               $1,500,000
                               ==========

    Cobble Hill Acquisition - In March 1998, the Company acquired substantially all the assets, including equipment and various operating contracts of one theater from Cobble Hill Cinemas, Inc. (the "Cobble Hill Acquisition") for a total purchase price of $2.15 million, paid in cash from borrowings under the Old Credit Facility. The purchase price has been allocated as follows:

    Equipment                  $  188,500
    Non-compete                    14,000
    Goodwill                    1,947,500
                               ----------
                               $2,150,000
                               ==========

    Great Neck / Franklin Square Acquisition - In June 1998, the Company acquired substantially all the assets, including the leasehold interests, equipment and various operating contracts of two theaters from Great Neck Theater Associates, Inc. and WSA Theater Corp. (the "Great Neck / Franklin Square Acquisition") for a total purchase price of $6.5 million, paid in cash from the proceeds of the Notes and Class C Preferred Stock offerings. The purchase price has been allocated as follows:

    Leasehold Interest         $  458,000
    Equipment                   1,022,000
    Non-compete                    23,000
    Goodwill                    4,997,000
                               ----------
                               $6,500,000
                               ==========

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

    Leasehold Interest         $  242,000
    Equipment                     460,000
    Goodwill                    2,073,000
                               ----------
                               $2,775,000
                               ==========

    Millburn Acquisition - In August 1998, the Company exercised an option to acquire substantially all the assets, including the land, building, equipment and various operating contracts of one theatre from Jesse Sayegh (the "Millburn Acquisition"), which the Company had operated since January 1998 under an agreement with the owner. The total purchase price was $1.150 million, paid in cash from the proceeds of the Notes and Class C Preferred Stock offerings. The purchase price has been allocated as follows:

    Land                       $  150,000
    Building                      600,000
    Equipment                     118,000
    Goodwill                      282,000
                               ----------
                               $1,150,000
                               ==========

    Bala Cynwyd Acquisition - In August 1998, the Company acquired substantially all the assets, including equipment and various operating contracts of one theatre from Constantine Sotolidis (the "Bala Cynwyd Acquisition") for a total purchase price of $713 thousand, paid in cash from the proceeds of the Notes and Class C Preferred Stock offerings. The purchase price has been allocated as follows:

    Equipment                  $  236,000
    Non-Compete                    10,000
    Goodwill                      467,000
                               ----------
                               $  713,000
                               ==========

    Regal Acquisition - In August 1998, the Company acquired substantially all the assets of two theatres, including land, building, equipment, leasehold interest and various operating contracts of one theatre and equipment and various operating contracts of the other theatre from Regal Cinemas, Inc. (the "Regal Acquisition") for a total purchase price of $1.5 million, paid in cash from the proceeds of the Notes and Class C Preferred Stock offerings. The purchase price has been allocated as follows:

    Leasehold Interest         $   39,000
    Land                          150,000
    Building                      600,000
    Equipment                     303,000
    Goodwill                      408,000
                               ----------
                               $1,500,000
                               ==========

Note 7--Extraordinary Charge:

    In connection with the early extinguishment of the debt under the Old Credit Facility (see Note 4 to the Consolidated Financial Information) in June 1998, the Company recognized an extraordinary charge of $2,029,649 or $.89 per share for the nine months ended September 30, 1998, respectively. The extraordinary charge consisted of a prepayment premium of $410,000 and the write-off of unamortized debt discount and debt issuance costs of $242,729 and $1,376,920, respectively.

Note 8--Commitments and Contingencies:

     As of September 30, 1998 the aggregate minimum lease payments for all of the Company's theaters over the next five years are as follows: 1999:
$4,711,798; 2000: $4,590,281; 2001: $4,473,467; 2002: $4,562,525; 2003:
$4,161,013; 2004 and thereafter: $43,739,100.

    In August 1998, the Company entered into a lease agreement to temporarily occupy additional office space for the corporate headquarters staff at 97 Main St, Chatham, NJ for a period commencing within six months, while a new facility is constructed. The agreement provides for the same terms and conditions as the existing lease at that location, except that the monthly base rent shall be $7,930. Also, in August 1998 the Company entered into a five year lease agreement to occupy 16,000 square feet of office space at a building to be constructed at 180 River Road, Summit, NJ. The agreement provides for the erection of the building within 9 months and occupancy within 18 months. The monthly base rent shall be $36,000 with no renewal terms. It is the Company's intention to relocate the entire corporate headquarters staff to this location upon completion.

    In June 1998, the Company entered into an agreement to develop a new multiplex theater in Anthony Wayne, PA. The estimated cost of development is $750,000. The theater is expected to have four screens, and construction is expected to be completed by December 1998. Monthly rental payments of $4,500 will be due on the earlier of 120 days after all permits have been obtained or the date that the Company begins operating the theater.

    In March 1998, the Company entered into an agreement, subject to obtaining certain approvals, to develop a new 11-screen multiplex theater in Putnam County, NY. The agreement provides that after the theater is constructed the Company will add the seats and other theater equipment at an estimated cost of approximately $1.1 million. Monthly rental payments of approximately $22,500 are payable beginning on the earlier of 120 days after the landlord completes construction or the date that Clearview begins operating the theater. Construction is expected to be completed by March 1999.

    In February 1998, the Company entered into a lease agreement to operate a theater facility in Montclair, N.J. for ten years with four 5- year renewal options. The lease provides for a monthly base rent of $3,125 and is adjusted upward each year based on a formula.

    In connection with the CJM Acquisition consummated in 1997, the Company agreed to pay the seller additional consideration of 750 shares of Class B Preferred Stock valued at $750,000 if another competing theater is not opened in the operating vicinity of the purchased theaters within two years of the date of the agreement, or December 12, 1999. In September 1998 the Company funded an escrow account in the amount of $793,969 (including $43,969 of accrued interest) in lieu of the shares. However, such consideration is deemed to be contingent and, as such, will only be paid when it becomes probable that no competing theater will be opened by December 12, 1999.

    On April 30, 1998, the Company issued 76,923 shares of Common Stock having a market value of $1,548,000 in order to acquire the leasehold interest and related construction permit from Warren County Cinemas, for a 15-screen multiplex theater in Mansfield, NJ. The shareholders of Warren County Cinemas have the right to receive additional consideration, dependent upon future earnings of the theater for the next two years, of up to $500,000. The shares of Common Stock issued are unregistered shares and are subject to a Voting Trust Agreement whereby the Chairman of the Company has the right to exercise all rights as an owner of the shares, including the right to vote, until the shares are sold or registered. The shares may be sold at any time subject to certain restrictions on the amount and holding period of the shares as stipulated under Rule 144 of the Securities Act of 1933 (the "Securities Act"). The shareholders also have the right to participate in certain registered offerings undertaken by the Company under the Securities Act that could result in the sale of the shares held. Construction began in May 1998 and is expected to be completed by the end of December 1998. The estimated cost of development, in addition to the common stock, is $3.5 million. The Company began paying 50% of the monthly rental payments of $29,167 and will become liable for the full monthly rent on the earlier of the opening of the theater or January 1, 1999.

    In February 1997, the Company entered into an agreement to lease a new multiplex theater to be constructed in Bayonne, NJ. This theater is currently planned to have at least 10 screens and the landlord has agreed to install all seats and other theater equipment according to the Company's specifications, and therefore the Company does not expect to incur any capital costs for the project. Construction is expected to be completed in May 1999, at which time the Company would be obligated to begin monthly rental payments of $41,667. The construction contract for this theater has not yet been signed.

    During September 1995, the Company entered into an agreement providing for the lease of three New York theater locations with annual combined rent of approximately $300,000 and the option to purchase certain assets of the three theaters through September 2000. In September 1998 the Company informed the owner of its intention to exercise its option to purchase the theaters, for an aggregate purchase price of approximately $1.6 million, of which $0.5 million has been funded to an escrow account. The purchase is expected to be completed by January 1999. Until that time, the Company continues to make option payments which are recorded as interest expense.


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

Overview

    The Company has achieved significant growth in theaters and screens since its formation in November 1994. Since the inception of its business in December 1994, when the Company acquired the right to operate four theaters with eight screens, the Company has acquired the right through September 30, 1998, to operate an additional 38 theaters with 183 screens, has added seven screens to three existing theaters and has constructed a new 5-screen theater in an existing building, resulting in a total of 43 theaters and 203 screens operated by the Company at September 30, 1998. The Company operated 22 theaters with 83 screens as of September 30, 1997. The Company expects that its future revenue growth will be derived primarily from the acquisition of additional theaters, the addition of screens to existing theaters and the development of new theaters. In order to fund its plans for continued growth, the Company may require additional debt and equity financing. Failure to obtain any such financing could require the Company to significantly curtail its acquisition activities. The Company has had no theater closings since inception.

    On August 13, 1998, the Company announced that it had entered into the Merger Agreement with Cablevision and CCG Holdings pursuant to which the Company would be merged with and into CCG Holdings (see Note 2 to the Consolidated Financial Information).

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

    In the quarter ended September 30, 1998, the Company acquired the Bala Theater in Bala Cynwyd, PA (3 screens); the Colony Cinemas in Livingston, NJ (3 screens); and the West Milford Cinemas in West Milford, NJ (4 screens). The purchase of these additional theaters increased the Company's total number of theaters to 43 and its screen count to 203.

Comparison of Three and Nine Months Ended September 30, 1998 and September 30, 1997

    Total Revenues. Total revenues for the three and nine months ended September 30, 1998 were $12,908,286 and $31,733,923, respectively, as compared to $4,442,117 and $10,629,927 for the three and nine months ended September 30, 1997, respectively. The increases in revenues of 190.6% and 198.5% for the three and nine months ended September 30, 1998, respectively, are primarily due to increased box office receipts and concession sales as a result of the increase n the number of theaters operated. Box office receipts for the three and nine months ended September 30, 1998 were $9,259,160 and $22,904,009 respectively as compared to $3,335,958 and $8,044,812, for the three and nine months ended September 30, 1997, respectively. The increases in box office receipts for the three months ended September 30, 1998 of 177.6% resulted primarily from an increase in attendance of 173.1% to approximately 1,729,000 from 633,000 attendees in the comparable 1997 period. The increases in box office receipts for the nine months ended September 30, 1998 of 184.7% resulted primarily from an increase in attendance of 182.0% to approximately 4,216,000 from 1,495,000 attendees in the comparable 1997 period. The increases in attendance were attributable primarily to the operation of the additional theaters acquired in the third and fourth quarters of 1997 and in the first three quarters of 1998. Total concession sales for the three and nine months ended September 30, 1998 were $3,285,175 and $7,876,443, respectively as compared to $976,966 and $2,314,787 for the three and nine months ended September 30, 1997, respectively. The increases in concession sales of 236.3% and 240.3% for the three and nine months ended September 30, 1998, respectively, were primarily due to the increase in the number of theaters operated. Other revenues, which consist primarily of advertising revenue and rental income on fee-owned properties, were $363,951 and $953,471 for the three and nine months ended September 30, 1998, respectively, as compared to $129,193 and $270,328 for the three and nine months ended September 30, 1997, respectively. The increase in other revenues of 181.7% and 252.7% for the three and nine months ended September 30, 1998, respectively, is the result of operating additional theaters during 1998, and an increase in the Company's on-screen advertising which provided for increased commission rates in 1998.

    Film Rental Fees. Film rental fees increased by 170.7% and 186.4% to $4,520,509 and $11,049,893 for the three and nine months ended September 30, 1998, respectively, from $1,669,935 and $3,858,635 for the three and nine months ended September 30, 1997, respectively. The increases were principally due to the operation of additional theaters as previously discussed. Film rental fees as a percentage of box office receipts were 48.8% for the three months ended September 30, 1998, compared to 50.1% for the three months ended September 30, 1997. Such costs were 48.2% of box office receipts for the nine months ended September 30, 1998, as compared to 48.0% for the same 1997 period.

    Cost of Concession Sales. Cost of concession sales increased by 236.0% and 213.3% to $491,686 and $1,151,834 for the three and nine months ended September 30, 1998, respectively, from $146,325 and $367,603 for the three and nine months ended September 30, 1997, respectively. This increase was attributable primarily to the operation of the theaters acquired in the third and fourth quarters of 1997 and in the first three quarters of 1998. As a percentage of concession revenues, the cost of concession sales were 15.0% and 14.6% for the three and nine months ended September 30, 1998, respectively, compared to 15.0% and 15.9% for the three and nine months ended September 30, 1997, respectively. The decrease for the nine-month period was primarily attributable to the concession purchasing efficiencies made as a result of achieving greater economies of scale from the Company's growth, and were further reduced due to a vendor rebate program.

    Theater Operating Expenses. Theater operating expenses increased by 201.9% and 195.8% to $5,153,727 and $12,293,994 for the three and nine months ended September 30, 1998, respectively, from $1,706,986 and $4,155,946 for the three and nine months ended September 30, 1997, respectively. This increase was attributable primarily to the operation of the theaters acquired as previously discussed. Theater operating expenses as a percentage of total revenues increased to 39.9% for the three months ended September 30, 1998, from 38.4% for the comparable 1997 period. Theater operating expenses as a percentage of total revenues decreased slightly to 38.7% for the nine months ended September 30, 1998, from 39.1% for the comparable 1997 period.

    General and Administrative Expenses. General and administrative expenses increased by 381.8% and 338.5% to $1,166,338 and $2,835,857 for the three and nine months ended September 30, 1998, respectively, from $242,071 and $646,789 for the three and nine months ended September 30, 1997, respectively. The increase was due principally to the hiring of personnel and related increases in salaries to support the Company's growth. As a percentage of total revenues, general and administrative expenses increased to 9.0% and 8.9% for the three and nine months ended September 30, 1998, respectively, compared to 5.4% and 6.1% for the three and nine months ended September 30, 1997, respectively. The increase, as a percentage of total revenues, for the three and nine month period was due to the incurrence of outside professional costs in connection with the Company's first fiscal year-end and subsequent reporting requirements since becoming a publicly traded company, and also in connection with the impending merger transaction. Also contributing to the increase were expenses attributable to the establishment of in-house film buying and legal departments in the first quarter of 1998 to support the Company's growth and future expansion plans.

    Depreciation and Amortization. Depreciation and amortization expense increased by 189.5% and 231.4% to $1,647,116 and $4,529,684 for the three and nine months ended September 30, 1998, respectively, from $569,027 and $1,366,734 for the three and nine months ended September 30, 1997, respectively. The increase is a direct result of the addition of 21 theaters through acquisition or development in the fourth quarter of 1997 and first three quarters of 1998, which significantly increased the Company's depreciable and amortizable assets.

    Operating Income (Loss). Operating income decreased by 166.0% to an operating loss of $71,090 for the three months ended September 30, 1998, from an operating income of $107,773 for the three months ended September 30, 1997. Operating income decreased by 154.4% to an operating loss of $127,339 for the nine months ended September 30, 1998, from an operating income of $234,220 for the nine months ended September 30, 1997. As a percentage of total revenues, operating income (loss) was (0.6%) and (0.4%) for the three and nine months ended September 30, 1998, respectively, and 2.4% and 2.2% for the three and nine months ended September 30, 1997, respectively. The fluctuations as a percentage of total revenues is due to the increase in depreciation and amortization, as a direct result of the increase in theaters, and the aforementioned increase in general and administrative expenses.

    Interest Expense. Interest expense increased by 293.6% and 275.7% to $2,067,079 and $4,693,427 for the three and nine months ended September 30, 1998, respectively, from $525,230 and $1,249,376 for the three and nine months ended September 30, 1997, respectively. The increase is due to the significant increase in total debt outstanding during the first three quarters of 1998 as compared to the corresponding 1997 period, primarily to fund acquisitions. All of the Company's debt was retired and replaced in June 1998 by the issuance of Senior Notes bearing interest at 10.875% (see Note 4 to the Consolidated Financial Information).

    Extraordinary Item. The extraordinary item of $2,029,649 relates to the early extinguishment of the debt under the Old Credit Facility in June 1998 (see Notes 4 and 7 to the Consolidated Financial Information).

    Net Loss. Net loss increased to $2,138,169 and $6,850,416 for the three and nine months ended September 30, 1998, respectively, from $417,457 and $1,015,156 for the three and nine months ended September 30, 1997. The increase in net loss was attributable primarily to substantial increases in both depreciation and amortization expense and interest expense, resulting from the Company's growth through acquisitions and related borrowings, and the above-mentioned extraordinary item.

    Loss Available for Common Stock. Loss Available for Common Stock reflects the net loss, the components of which are explained above, and preferred stock dividends of $470,767 and $1,863,682 for the three and nine months ended September 30, 1998, respectively. The preferred stock dividend is primarily the result of the April 1998 issuance of 3,000 shares Class C Preferred Stock, and the resulting non-cash dividend recorded through July 20, 1998. In accordance with Emerging Issues Task Force Abstract D-60 ("EITF Abstract D-60"), "Accounting for the Issuance of Convertible Preferred Stock with a Nondetachable Conversion Feature", the intrinsic value of the beneficial conversion feature of the Class C Preferred Stock, which is measured as the difference between the conversion price and fair value of the Common Stock on the date of issuance, is recognized as a non-cash preferred stock dividend over the period from issuance to earliest conversion (90 days) in the statement of changes in stockholders' equity. Based on the Company's stock price on April 23, 1998 (issuance date), the fair value of the conversion feature is $1,714,286, which was reflected as a preferred stock dividend over the period from issuance through July 20, 1998, the earliest conversion date. See Note 5 to the Consolidated Financial Information for additional information.

    Other Financial Data. Earnings before interest, taxes, depreciation and amortization ("EBITDA") is a financial measure commonly used in the Company's industry, although it is not a measure of performance calculated in accordance with generally accepted accounting principles. It should not be construed as an alternative to operating income (as determined in accordance with generally accepted accounting principles) as an indicator of the Company's operating performance or as an alternative to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of the Company's liquidity. EBITDA increased by 132.9% and 175.0% to $1,576,026 and $4,402,345 for the three and nine months ended September 30, 1998, respectively, from $676,800 and $1,600,954 for the comparable 1997 periods. As a percentage of total revenues, EBITDA was 12.2% and 13.9% for the three and nine months ended September 30, 1998, respectively, and was 15.2% and 15.1% for the comparable 1997 periods.

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

    On August 13, 1998, the Company announced that it had entered into the Merger Agreement with Cablevision and CCG Holdings pursuant to which the Company would be merged with and into CCG Holdings. Each issued and outstanding share of Common Stock of the Company would be acquired at $24.25 per share, payable in a combination of cash and Cablevision Class A Common Stock on the aggregate basis of 55% cash and 45% Cablevision Class A Common Stock. The gross value of the transaction is estimated at approximately $160 million, based on the acquisition of approximately 3.3 million shares of the Company's common stock on a fully diluted basis and the assumption of the $80 million of Notes outstanding as of August 13, 1998. For more information, see Note 2 to the Consolidated Financial Information.

    Since the Company is in an industry which is capital intensive, substantially all of its assets are typically non-current. The Company's primary current asset is cash, while inventories are relatively insignificant throughout the fiscal year. The Company had positive working capital of $7,734,426 at September 30, 1998 and negative working capital of ($5,334,136) at December 31, 1997. The increase in working capital was attributable to an increase in cash due to the proceeds from the Notes and Class C Preferred Stock offerings, partially offset by an increase in accounts payable and film rent payable to support the Company's additional theaters. Additionally, at December 31, 1997 the Company had $2,876,607 of debt maturing within one year, and at September 30, 1998 all of the Company's debt was classified as long-term.

    The Company has financed its day-to-day operations principally from the cash flow generated by its operating activities. Such cash flow totaled $2,600,666 for the nine months ended September 30, 1998, as compared to $962,106 for the comparable 1997 period. The difference between the Company's net loss and its cash flow from operating activities in both periods was principally due to non-cash depreciation and amortization expenses and increases in accounts payable and accrued expenses. In addition, the 1998 period was impacted by the extraordinary item related to the early extinguishment of debt.

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

    Capital expenditures, exclusive of theater acquisitions, approximated $5.0 million in the first nine months of 1998 and $2.2 million in the first nine months of 1997. The 1998 amount includes planned additions to furniture, fixtures and equipment and leasehold improvements at various theaters, $0.7 million related to the purchase of the underlying real estate of a theater previously leased, and $1.7 million of construction costs and equipment related to the Mansfield theater (see Note 8 to the Consolidated Financial Information). During 1998 the Company funded its capital expenditures, other than theater acquisitions, through a combination of cash flow from operations and from borrowings.

    In February 1998, the Company amended and restated its Old Credit Facility by obtaining the Term Note C totaling $5.8 million, which was used to acquire four additional theaters. The aggregate availability under the Old Credit Facility was $41.8 million, of which $40.2 million was outstanding at the date of repayment. The Old Credit Facility included a revolving credit line of $1 million, which could have been used for refinancing existing debt, financing working capital, financing acquisitions and for general corporate purposes. There were no amounts outstanding under the revolving credit line as of the date the Old Credit Facility was repaid.

    In April 1998, the Company designated a new series, consisting of 3,000 shares of its Class C Preferred Stock. Concurrently, the Company entered into a Securities Purchase Agreement and issued the 3,000 shares of its Class C Preferred Stock for $2.92 million in cash, net of offering costs (See Note 4 to the Consolidated Financial Information).

    In June 1998, the Company completed an offering of Notes ("the Notes") for $80.0 million (approximately $76.1 million after issuance costs and related fees). The Notes bear interest at a fixed rate of 10.875% and are due on June 1, 2008. Concurrent with the closing of the Notes offering, the Company repaid the Old Credit Facility and entered into a New Credit Facility with the same institution, which provides for a secured revolving line of credit in the aggregate principal amount of $15.0 million. The New Credit Facility bears interest at the prime rate. There were no amounts outstanding under the New Credit Facility as of the date hereof (See Note 4 to the Consolidated Financial Information).

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

Year 2000

    The Year 2000 issue is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the Year 2000, which could result in miscalculations or system failures, causing disruption in operations, including, but not limited to, an inability to send and receive electronic data, or to engage in routine business activities and operations.

      This issue creates risk for the Company from unforeseen problems in its own computer systems and from third parties with whom the Company deals on transactions. Clearview is in the early stages of evaluating the potential impact of the Year 2000 on the electronic data processing and other information systems relevant to Clearview's business, and is developing a plan to resolve this issue. As part of that plan, the Company recently hired an outside consulting firm to assist in the completion of the first phase of its Year 2000 project. Those activities, which have begun and will be completed in the fourth quarter of 1998, include the compiling of a detailed inventory of Clearview's computer hardware and software applications; the identification of imbedded chips in any non-IT equipment, the development of detailed project plans to address each component, the breakdown of the Year 2000 project into phases with a timetable for each phase, and the development of an estimated cost for the remainder of the project.

    Clearview has had formal communications with certain of its major suppliers and financial institutions concerning their Year 2000 readiness, and intends to initiate those discussions with all such parties by the end of 1998. However, there can be no assurance that the systems of other companies that interact with Clearview will be sufficiently Year 2000 compliant so as to avoid an adverse impact on Clearview's operations, financial condition or results of operations.

    The Company anticipates that it will complete its Year 2000 project, including contingency planning during 1999 but there can be no assurance that the Company will be successful in meeting this schedule. It is currently unknown what specific potential adverse consequences could result from failure to properly mitigate the Year 2000 problem and the Company is currently unable to estimate the overall cost associated with its Year 2000 project. The first phase of the project, as discussed above, is expected to result in total costs of less than $40,000. The Company is currently unable to ascertain what impact the impending merger will have on its Year 2000 project.

                           PART II - OTHER INFORMATION

Item 2.  Changes in Securities

    During the quarter ended March 31, 1998, the Company issued a total of 14,782 shares of its Common Stock and 750 shares of its Class B Preferred Stock. During the quarter ended June 30, 1998, the Company issued a total of 76,923 shares of its Common Stock and 3,000 shares of its Class C Preferred Stock. On February 13, 1998, the Company issued 14,782 shares of its Common Stock, which represented the number of shares with an aggregate average market value of $200,000 for the ten trading days prior to February 13, 1998, to Clairidge Cinemas, Inc. ("Clairidge") as a portion of the purchase price under an Asset Purchase Agreement dated as of February 13, 1998, by and among the Company, its wholly-owned subsidiary CCC Clairidge Cinema Corp., and Clairidge, pursuant to which CCC Claridge Cinema Corp. acquired a leasehold interest and certain furniture, fixtures, equipment and personal property related to the operation of a six-screen theater in Montclair, New Jersey.

    On March 31, 1998, the Company issued 540 shares of its Class B Preferred Stock to Middlebrook Galleria Cinemas, Inc. ("Middlebrook"), as a portion of the purchase price under an Asset Purchase Agreement dated November 14, 1997, by and among the Company, its wholly-owned subsidiary CCC Middlebrook Cinema Corp., and Middlebrook and Jesse Sayegh, as amended by an Amendment No. 1 dated as of December 12, 1997 (the "Middlebrook Amendment No. 1"), pursuant to which CCC Middlebrook Cinema Corp. acquired a leasehold interest and certain furniture, fixtures, equipment and personal property related to the operation of a ten-screen theater in Middlebrook, New Jersey. Under the Middlebrook Amendment No. 1, the Company and Middlebrook agreed to issue the 540 shares of the Company's Class B Preferred Stock to replace a promissory note made by the Company in favor of Middlebrook in the amount of $540,000. In September 1998, the Company redeemed the Class B Preferred Stock with a portion of the proceeds from the Notes and Class C Preferred Stock offerings.

    On March 31, 1998, the Company issued 210 shares of its Class B Preferred Stock to C.J.M. Enterprises, Inc. ("CJM"), as a portion of the purchase price under an Asset Purchase Agreement dated November 14, 1997, by and among the Company, its wholly-owned subsidiary CCC Cedar Grove Cinema Corp., and CJM and Jesse Sayegh, as amended by an Amendment No. 1 dated December 12, 1997 (the "Cedar Grove Amendment No. 1"); pursuant to which CCC Cedar Grove Cinema Corp. acquired a leasehold interest and certain furniture, fixtures, equipment and personal property related to the operation of a five-screen theater in Cedar Grove, New Jersey. Under the Cedar Grove Amendment No. 1, the Company and CJM agreed to issue the 210 shares of the Company's Class B Preferred Stock to replace a promissory note made by the Company in favor of CJM in the amount of $210,000. . In September 1998, the Company redeemed the Class B Preferred Stock with a portion of the proceeds from the Notes and Class C Preferred Stock offerings.

    On April 23, 1998 the Company designated a new series of preferred stock, consisting of 3,000 shares of its preferred stock, $.01 par value, as Class C Preferred Stock pursuant to, and in accordance with the terms of, a Certificate of Designation of Class C Convertible Preferred Stock of Clearview Cinema Group, Inc., dated as of April 23, 1998 (the "Certificate of Designation"). Concurrently, the Company entered into a Securities Purchase Agreement with Proprietary Convertible Investments Group, Inc. (a/k/a Marshall Capital Management, Inc.) and issued the 3,000 shares of its Class C Preferred Stock for $2.92 million in cash, net of offering costs.

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

     (b)  Items voted on at the June 11, 1998 annual meeting:

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

(c)      Not applicable.

Item 5. Other Information.

    On August 13, 1998, the Company announced that it had entered into the Merger Agreement with Cablevision and CCG Holdings pursuant to which the Company would be merged with and into CCG Holdings. Each issued and outstanding share of Common Stock of the Company would be acquired at $24.25 per share, payable in a combination of cash and Cablevision Class A Common Stock on the aggregate basis of 55% cash and 45% Cablevision Class A Common Stock. The gross value of the transaction is estimated at approximately $160 million, based on the acquisition of approximately 3.3 million shares of the Company's Common Stock on a fully diluted basis and the assumption of the $80 million of Notes outstanding as of August 13, 1998. For more information, see Note 2 to the Consolidated Financial Information.

    Certain stockholders of the Company have entered into the Stockholders Agreement with Cablevision pursuant to which such stockholders have agreed to vote in favor of the transaction. The execution of the Stockholders Agreement is a Change of Control for purposes of the Indenture governing the Company's Notes. On August 19, 1998 a notice was sent to holders of the Notes in accordance with the terms of the Indenture notifying such holders of the right to require the Company to repurchase all or any part of the Notes at a price in cash equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest, and liquidated damages, if any, to the date of purchase. The notice expired on September 17, 1998 with no holders requesting that the Company purchase their Notes.

Item 6.  Exhibits and Reports on Form 8-K

2.01                    Agreement and Plan of Merger dated as of August 12, 1998 by and among    Exhibit 2.01 to Current Report on
                        Clearview Cinema Group, Cablevision Systems Corporation and its          Form 8-K filed August 27, 1998
                        wholly-owned subsidiary, CCG Holdings, Inc.

2.02                    Stockholders Agreement dated as of August 12, 1998 by and among          Exhibit 2.02 to Current Report on
                        Cablevision Systems Corporation, A. Dale Mayo, individually and as       Form 8-K filed August 27, 1998
                        voting trustee, under certain Voting Trust Agreements, and Robert G.
                        Davidoff, CMNY Capitol II, L.P., CMCO, Inc., MidMark Capital, L.P.,
                        Prime Charter Ltd., Brett E. Marks, John Nelson, F&N Cinema, Inc.,
                        Roxbury Cinemas, Inc., Olde EC, Inc. (f/k/a Emerson Cinemas, Inc.),
                        Michael C. Rush, Pamela Ferman, Seth Ferman, Craig Zeltner, Clairidge
                        Cinemas, Inc., Paul Kay, Cindy Kay, and Marshall Capital Management,
                        Inc.

4.01                    Indenture dated as of June 12, 1998 by and among Clearview Cinema        Exhibit 4.01 to Registration
                        Group, Inc., its subsidiaries as guarantors, and The Bank of New York,   Statement on Form SB-2 (No.
                        as Trustee.                                                              333-58463) filed July 2, 1998

27.01                   Financial Data Schedule                                                  Filed herewith


    (b) Reports on Form 8-K.

       The Company filed a report on Form 8-K under Items 1 and 7 thereof on August 27, 1998, related to the Merger Agreement with Cablevision and the resulting Change of Control transaction.

                                   SIGNATURES

    In accordance with the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

    CLEARVIEW CINEMA GROUP, INC.

November 16, 1998
                                            /s/ A. Dale Mayo
                                    -------------------------------------------
                                    Name:    A. Dale Mayo
                                    Title:   Chairman  of  the  Board, President
                                             and Chief Executive Officer

November 16, 1998

                                             /s/ Joan M. Romine
                                    -------------------------------------------
                                    Name:    Joan M. Romine
                                    Title:   Treasurer and Chief Financial
                                             Officer (Chief Accounting Officer)

                                  EXHIBIT INDEX


Exhibit                Description                                                              Method of Filing
-------                -----------                                                              ----------------

2.01                    Agreement and Plan of Merger dated as of August 12, 1998 by and among    Exhibit 2.01 to Current Report on
                        Clearview Cinema Group, Cablevision Systems Corporation and its          Form 8-K filed August 27, 1998
                        wholly-owned subsidiary, CCG Holdings, Inc.

2.02                    Stockholders Agreement dated as of August 12, 1998 by and among          Exhibit 2.02 to Current Report on
                        Cablevision Systems Corporation, A. Dale Mayo, individually and as       Form 8-K filed August 27, 1998
                        voting trustee, under certain Voting Trust Agreements, and Robert G.
                        Davidoff, CMNY Capitol II, L.P., CMCO, Inc., MidMark Capital, L.P.,
                        Prime Charter Ltd., Brett E. Marks, John Nelson, F&N Cinema, Inc.,
                        Roxbury Cinemas, Inc., Olde EC, Inc. (f/k/a Emerson Cinemas, Inc.),
                        Michael C. Rush, Pamela Ferman, Seth Ferman, Craig Zeltner, Clairidge
                        Cinemas, Inc., Paul Kay, Cindy Kay, and Marshall Capital Management,
                        Inc.

4.01                    Indenture dated as of June 12, 1998 by and among Clearview Cinema        Exhibit 4.01 to Registration
                        Group, Inc., its subsidiaries as guarantors, and The Bank of New York,   Statement on Form SB-2 (No.
                        as Trustee.                                                              333-58463) filed July 2, 1998

27.01                   Financial Data Schedule                                                  Filed herewith